Form 10KSB/A
EWORLD TRAVEL CORP
filed 2000-02-24
CIK 1076505

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-SB-A2

--------------------------------------------------------------------------------

                   GENERAL FORM FOR REGISTRATION OF SECURITIES

         Pursuant To Section (g) of the Securities Exchange Act of 1934

--------------------------------------------------------------------------------

                               eWorld Travel Corp.

--------------------------------------------------------------------------------

Nevada                                                                68-0423301
(Jurisdiction of Incorporation)             (I.R.S. Employer Identification No.)


34700 Pacific Coast Highway, Suite 303, Capistrano Beach CA                92624
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code: (949) 248-1765




The following Securities are to be registered pursuant to Section 12(g) of the
Act:


                          Class-A Common Voting Equity Stock

                                      2,682,000

                                   February 24, 2000


     The EXHIBIT INDEX is located at page 31 of this Registration Statement















-------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

                          Unnumbered Item: Introduction

     This 1934 Act Registration Statement is voluntarily filed pursuant to
Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called "OTCBB". This Issuer's common stock is not presently quoted on the OTCBB or elsewhere and has never traded in brokerage transaction. The requirements of the OTCBB are that the financial statements and information about the Issuer be reported periodically to the Commission and be and become information that the public can access easily. This issuer wishes to report and provide disclosure voluntarily, and will file periodic reports in the event that its obligation to file such reports is suspended under the Exchange Act. If and when this 1934 Act Registration is effective and clear of comments by the staff, this issuer will be eligible for consideration for the OTCBB upon submission of one or more NASD members for permission to publish quotes for the purchase and sale of the shares of the common stock of the issuer.

--------------------------------------------------------------------------------
                        Item 1. Description of Business.
--------------------------------------------------------------------------------

(a) Business Development.

     (1) Form and Year of Organization. eWorld Travel Corp., the Registrant, was organized as a closely held Nevada Corporation, on December 9, 1998. On or about January 4, 1999, the Registrant extended a limited offering, pursuant to Rule 504, of Regulation D, as then promulgated by the Securities and Exchange Commission. The offering was 2,000,000 shares of common stock, at $0.01 per share, to twenty investors, including the founders and initial affiliates. The 2,000,000 shares were subscribed for and placed to sophisticated investors, with pre-existing relationships to the Registrant. On March 1, 1999, the Registrant authorized an additional placement of 672,000 additional shares of common stock, at $0.025 per share, pursuant to the Rule, to eight sophisticated investors, all of whom had previous relationships to the Registrant, and many of whom had invested in the initial 2,000,000 share offering. On March 31, 1999, the Registrant accepted two additional subscriptions from two accredited investors, for a total of 10,000 shares of common stock, at $0.20 per share, also pursuant to Rule 504. As a result of the foregoing, the Registrant has 2,682,000 shares of common stock issued and outstanding.

     (2) Bankruptcy, Receivership or Similar Proceeding. None from inception to date.

(b) Business of the Issuer.

     (1) Principal Products or Services and their Markets. The Registrant is a market driven company created for the purpose of providing Internet-based online travel services for business and leisure travelers. From the Registrant's web site, prospective customers can search for and book airline flights, car rentals, hotel vacations and other services from the convenience of their personal computers.

     The travel industry represents a large and lucrative market, with an estimated total value of as much as $2 trillion, annually, according to the World Tourism Organization. Global spending on travel and tourism has more than doubled in the decade as the standard of living of many or most people in the world has risen, and as more countries have become accessible to tourism. In 1997, spending in the United States by domestic and international travellers generated more than $502 billion. It is from this enormous market that U.S. travel agencies and tour operators earn their sizable revenues. In the

                                       2



United States, the tourism industry is currently the third largest retail industry, behind automotive and food stores.

     Online travel services were the first real example of online commerce in the business sector, increasing efficiently and reducing the expense of travel planning. Online travel revenues can be expected to grow exponentially over the next five years, as computer users discover the convenience and ease of booking online. Internet users booked $276 million in travel services in 1996. In 1997, sales tripled to $827 million. By the year 2000, the size of the online travel industry will reach $9 billion, with airline tickets accounting for 73 percent of sales. Solomon Brothers has said that real-time travel information was the "third revolution" in the airline industry, after the launch of jet aircraft in the 1950's, and the deregulation in the late 70's. Research studies indicate that online travel services could be the fastest-growing segment of electronic commerce over the internet.

     (2) Distribution Methods of the products or services. The Registrant's web site is on the World Wide Web at www.eworld.com. The site provides customers with an intuitive interface of real- time data. By linking to the industry's computer reservation services, the site searches Apollo, Sabre, Worldspan, and System One data bases and provides customers with travel information and reservation capabilities 24 per day. Visitors to the site will have access to more than 500 airlines, 50 car rental companies, and 33,000 hotels. These extensive services are made possible through a partnership with Internet Travel Services, Inc., out of Palo Alto, California ("ITN"). The Registrant has contracted with ITN to provide the "booking engine" to the Registrant's web site, thereby accessing ITN's extensive computer data bases, technology, services and support system. Linking the web site to ITN's system via the Internet will reduce significantly the Registrant's start-up time and costs. In exchange, ITN receives a small transaction fee for providing turnkey ticket fulfillment. This relationship will free the Registrant to focus its attention and resources on generating revenues from travel booking services and advertising placed on the site. The Registrant's web site manager is Virtual Kingdom, and Internet company located in Vancouver BC Canada specializing in the development of Web applications. It is owned by Darcy Foster and David Eckman and has been established since June of 1998.
(http://www.virtualkingdom.bc.ca or [604] 733-1474.)

     (3) Status of any publicly announced new product or service. None.

     (4) Competitive business conditions and the small business issuer's competitive position in the industry. Competition in the Internet Travel Service industry is intensely competitive, and the intensity of such competition can only increase as the market expands. It is extremely significant that ease of entry into the area of Registrant's business is as practical for competitors as for any competitors. It is notable that many major credit cards, banks and other large institutions presently compete in this area, offering some services to their established customers, and that competition with such institutional giants will continue to present a challenge to the Registrant.

     (5) Sources of and availability of raw Materials and the names of principal suppliers. Not applicable.

     (6) Dependance on one or a few major customers. Not applicable.

     (7) Patents, Trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. Not applicable.

     (8) Need for any government approval of principal products or services and status. Not applicable.

     (9) Effect of existing or probable governmental regulations on the business. Not applicable.

     (10) Estimate of amount spent on research and development in each of last two years. None.

                                       3



     (11) Costs and effects of compliance with environmental laws. Not applicable.

     (12) Number of total employees and full-time employees. None.

     (13) Year 2000 Compliance, effect on customers and suppliers. The Registrant is not aware of any Year 2000 compliance issues, which would affect customers or suppliers, specifically. Any Internet company shares the general risks of interference with the system as a whole, or of some unforeseeable segment. The Registrant has made a reasonable series of inquires of those upon whom its business depends directly, and is informed and believes that it is as Y2K compliant as is reasonably possible, and foresees no Y2K effect upon its business or business plan.

--------------------------------------------------------------------------------
        Item 2. Managements Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------------------

     (a) Plan of Operation. The initial plan is to take optimal advantage of the burgeoning market by positioning the Registrant as a one-stop shop, for travellers worldwide, offering the widest possible range of travel information, services and products. This is considered an ambitious but achievable plan.

     (1) Plan of Operation for the next twelve months. The initial revenue generation is expected to be generated from advertisers on the web site, and gradually shifting in favor of customer bookings. Emphasis will expand with offerings of travel related products over time. While there can be no assurance of success, the Registrant believes that its site will attract the attention of travellers, by means of the extensive array of free travel information available, and its ease of use.

     (i) Cash Requirements and of Need for additional funds, twelve months. The Registrant estimates that it will require about $250,000.00 in new financing, during the next twelve months, with which to launch and sustain its operations. While no specific financing program has been fixed or adopted, the Registrant intends to raise these funds by the private placement of up to 1,000,000 new investment shares of common stock, at $0.25 per share, to sophisticated, accredited and institutional investors.

     (ii) Summary of Product Research and Development. None.

     (iii) Expected purchase or sale of plant and significant equipment. None. The Registrant would expect to obtain a working office, and to furnish it with office equipment and one or two ordinary personal computers. The Registrant does not require an expensive server or database system because of its license to use the ITN Network.

     (iv) Expected significant change in the number of employees. The Registrant has no employees now, other than its two Officers and Directors. The Registrant would expect to employ a manager and two sales personnel when operations are launched.

     (b) Discussion and Analysis of Financial Condition and Results of Operations. This Registrant has had no operations to date, and no revenues or expenses in 1998. Its expenses during the nine months ended September 30, 1999, reflect administrative, legal and professional expenses only, in connection with organization and corporate filings and audit. It is likely that the operational picture for the next twelve months will be dominated by initial operating losses, incurred while revenues build slowly. Building revenues will entail successful establishment of strategic alliances with hotels, airlines, cruise lines, tour organizers and independent booking agents, to promote the use and awareness of the site. The more active the site becomes, independent of booking revenues, the more profitable advertising revenues may be expected to become, both in terms of demand for space, and in terms of the commercial value of advertising on the Registrants site. A fair guess would be that profitability might be realized in the fourth quarter of 2000, and may not be achieved before that time.


                                       4



--------------------------------------------------------------------------------
                        Item 3. Description of Property.
--------------------------------------------------------------------------------

     The Issuer has no property and enjoys the non-exclusive use of offices and telephone of its officers and attorneys, at the present time.


--------------------------------------------------------------------------------
     Item 4. Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------------

     (a) Security Ownership of Management. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. Please refer to explanatory notes if any, for clarification or additional information.

     (b) Security Ownership of Certain Beneficial Owners. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

     (c) Changes in Control. There are no arrangements known to Registrant, including any pledge by any persons, of securities of Registrant, which may at a subsequent date result in a change of control of the Issuer.

                                     (a)
================================================================================
Name and Address Of Officer/Director      Share      %      Share       %
                                        Ownership         Attribution
--------------------------------------------------------------------------------
Gerald Yakimishym (1)
11270 Chalet Road
Sidney B.C. Canada
V8L 5M1            President/Director   360,000    13.42    1,570,000    58.54
--------------------------------------------------------------------------------
Kirt W. James     (2)
24843 Del Prado #318
Dana Point CA 92629  Secretary/ Treasurer       0     0.00      100,000     3.73
--------------------------------------------------------------------------------
Officers and Directors as a Group         360,000    13.42    1,670,000    62.27
--------------------------------------------------------------------------------
Total Shares Issued and Outstanding     2,682,000   100.00    2,682,000   100.00
--------------------------------------------------------------------------------



                                            (b)
================================================================================
Name and Address of Beneficial Owner    Share      %      Share       %
                                        Ownership         Attribution
--------------------------------------------------------------------------------
Sharon Yakimishyn  (1)                    160,000     5.97    1,570,000    58.54
11270 Chalet Road
Sidney B.C. Canada
V8L 5M1
--------------------------------------------------------------------------------
GSMY Development Ltd. (1)                 150,000     5.59    1,570,000    58.54
11270 Chalet Road
Sidney B.C. Canada
V8L 5M1
--------------------------------------------------------------------------------
Travis Yakimishyn (1)                     160,000     5.97    1,570,000    58.54
11270 Chalet Road
Sidney B.C. Canada
V8L 5M1
--------------------------------------------------------------------------------
Troy Yakimishyn    (1)                    160,000     5.97    1,570,000    58.54
11270 Chalet Road
Sidney B.C. Canada
V8L 5M1
--------------------------------------------------------------------------------
Alysha Yakimishyn (1)                    160,000     5.97    1,570,000    58.54
11270 Chalet Road
Sidney B.C. Canada
V8L 5M1
--------------------------------------------------------------------------------
San Juan Capital Group  (1)              260,000     9.69    1,570,000    58.54
11270 Chalet Road
Sidney B.C. Canada
V8L 5M1
--------------------------------------------------------------------------------
GSMY Development Ltd. (1)                 160,000     5.97    1,570,000    58.54
11270 Chalet Road
Sidney B.C. Canada
V8L 5M1
--------------------------------------------------------------------------------
Shibewalt Management, Inc. (2)            100,000     3.73      100,000     3.73
24843 Del Prado #318
Dana Point CA 92629
--------------------------------------------------------------------------------
(1) These shares are attributed as if common ownership among Mr.
Yakimishyn and his personal and corporate family.

(2) Shibewalt Management, Inc. is a private corporation wholly-owned by Mr. James.

--------------------------------------------------------------------------------
      Item 5. Directors, Executive Officers, Promoters and Control Persons.
--------------------------------------------------------------------------------

     The following persons are the Directors of Registrant, having taken office from the inception of the issuer, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined and is not likely to take place before a targeted acquisition or combination is determined.

     Gerald Yakimishyn, age 46, President, Founder and Director, will be coordinating the administrative efforts of the Registrant, and will guide it in its implementation of its strategic business plan. Mr. Yakimishyn has a diverse background ranging from hands-on, in-the-field mineral exploration experience, to leadership in secondary-level industrial education. He was a Surrey School District administrator for 14 years, before his move into the private industry. Mr. Yakimishyn was instrumental in the management and capitalization of Pierce Mountain Resources, Carmelita Resources Limited and Meridian Mercantile, Inc., a merchant banking organization; before joining Sino Pacific Development in 1996. He became CEO and President of Sino Pacific Development in 1997. He was an investor and Director of MarketCentral.Net, an emerging internet company, during its recent organization and launch, retiring November 17, 1999. Mr. Yakimishyn devotes only such time to the business of the Registrant as is necessary to perform his duties as an officer and director.

     Kirt W. James, the Registrant's Secretary/Treasurer, has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became President of HJS Financial Services, Inc., and was responsible for the day


                                       6



to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. He remains the President and Sole Shareholder of HJS, which is presently substantially inactive. During the past five years Mr. James has been involved in the valuation of private companies for internal purposes, and as a consultant to private companies engaged in the private sale and acquisition of other private businesses. He has also assisted private and public companies in planning for entry into the public market place. Mr. James is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. The following disclosure identifies those public companies with which he has been involved during the past five years: Earth Industries, Inc., EditWorks, Ltd., Market Formulation & Research, Inc., Mex Trans Seafood Consulting, Inc., and North American Security & Fire. He is also an Officer and Director of Oasis 4th Movie Project, an operating non-trading company, and DP Charters, Inc. a public company currently quoted on the "Pink Sheets".

--------------------------------------------------------------------------------
                         Item 6. Executive Compensation.
--------------------------------------------------------------------------------

     The Registrant's Directors serve without compensation at this time. No plan of compensation has been adopted or is under consideration at this time. None of the Directors currently receives, or has ever received, any salary from the Registrant in their capacities as such. No officers or directors are under an employment contract with the Registrant. The Registrant has no retirement, pension, profit sharing, or insurance or medical reimbursement plans. Mr. James, the Registrant's Secretary Treasurer, is an officer of Intrepid International, Ltd., a Nevada Corporation, which performs corporate services to the Registrant on a time-fee basis. Mr. James receives no special or extra-compensation by Intrepid, by reason of his service as Officer or Director of this Registrant.

--------------------------------------------------------------------------------
             Item 7. Certain Relationships and Related Transactions.
--------------------------------------------------------------------------------

     Mr. James, the Registrant's Secretary Treasurer, is an officer of Intrepid International, Ltd., a Nevada Corporation, which performs corporate services to the Registrant on a time-fee basis. Intrepid has no security interest in this Registrant. As part of this arrangement, Intrepid's General Counsel, William Stocker serves as Special Securities Counsel to this Registrant. Mr. Stocker has also served as Counsel to Mr. James from time to time.

--------------------------------------------------------------------------------
                       Item 8. Description of Securities.
--------------------------------------------------------------------------------

The Registrant's Capital Authorized and Issued. The Registrant is authorized to issue 100,000,000 shares of a single class of Common Voting Stock, of par value $0.001, of which 2,682,000 are issued and outstanding.

Common Stock. All shares of Common Stock when issued were fully paid for and nonassessable. Each holder of Common Stock is entitled to one vote per share on all matters submitted for action by the stockholders. All shares of Common Stock are equal to each other with respect to the election of directors and cumulative voting is not permitted; therefore, the holders of more than 50% of the outstanding Common Stock can, if they choose to do so, elect all of the directors. The terms of the directors are not staggered. Directors are elected annually to serve until the next annual meeting of shareholders and until their successor is elected and qualified. There are no preemptive rights to purchase any additional Common Stock or other securities of the Registrant. The owners of a majority of the common stock may also take any action without prior notice or


                                       7


meeting which a majority of shareholders could have taken at a regularly called shareholders meeting, giving notice to all shareholders thereafter of the action taken. In the event of liquidation or dissolution, holders of Common Stock are entitled to receive, pro rata, the assets remaining, after creditors, and holders of any class of stock having liquidation rights senior to holders of shares of Common Stock, have been paid in full. All shares of Common Stock enjoy equal dividend rights. There are no provisions in the Articles of Incorporation or By-Laws which would delay, defer or prevent a change of control.

Secondary Trading refers to the marketability to resell the securities of this Registrant in brokerage transactions, and that marketability is generally governed by Rule 144, promulgated by the Securities and Exchange Commission pursuant to ss.3 of the Securities Act of 1933. Securities which have not been registered pursuant to the Securities Act of 1933, but were exempt from such registration when issued, are generally "Restricted Securities" as defined by Rule 144(a). The impact of the restrictions of Rule 144 are (A) a basic one year holding period from purchase; and (B) a limitation of the amount any shareholder may sell during the second year, as to non-affiliates of the Registrant; however, as to shares owned by affiliates of the Registrant, the second- year limitation of amounts attaches and continues indefinitely, at least until such person has ceased to be an affiliate for 90 days or more. The limitation of amounts is generally 1% of the total issued and outstanding in any 90 day period. The common stock of this Registrant was issued pursuant to Rule 504 of Regulation D, then in force, such that the common shares of this Registrant are not Restricted "Securities" as defined in Rule 144(a). As to non-affiliates of the Registrant, this means that the securities may be resold in brokerage transaction without restriction of Rule 144. As to affiliates of the Registrant, while the one year basic hold of (A) does not apply, the restrictions apply to limit resales to the amounts of (B) do apply.

Unrestricted Shares of Common Stock. 2,682,000 are issued and outstanding. (A) 1,112,000 shares are held by non-affiliates of the Registrant and are believed to be unrestricted securities which could be sold in brokerage transaction in compliance with Rule 144. These 1,112,000 shares were issued pursuant to Rule 504 on or before April 6, 1999, and were not, when issued Restricted Securities, as defined by Rule 144(a). (B) 1,570,000 shares are held by affiliates of the Registrant and are believed to be affiliate restricted securities which could be sold in brokerage transaction only in limited amounts, in compliance with Rule 144(e)(1). These 1,570,000 shares were issued pursuant to Rule 504 on or before April 6, 1999, and were not, when issued Restricted Securities, as defined by Rule 144(a). Nonetheless, Rule 144(e)(1) effectively applies to resales by affiliates.

Options and Derivative Securities. There are no outstanding options or derivative securities of this Registrant. There are no shares issued or reserved which are subject to options or warrants to purchase, or securities convertible into common stock of this Registrant.

Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg.Section 240.3a51-1 of the Securities and Exchange Commission. Penny stock share stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ) listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny


                                       8


stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker--dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     Risks of State Blue Sky Laws. In addition to other risks, restrictions and limitations which may affect the resale of the existing shares of the common stock of this Registrant, consideration must be given to the "Blue Sky" laws and regulations of each State or jurisdiction in which a shareholder wishing to re-sell may reside. This Registrant has taken no action to register or qualify its common stock for resale pursuant to the "Blue Sky" laws or regulations of any State or jurisdiction. Accordingly offers to buy or sell the existing securities of this Registrant may be unlawful in certain States, even after such time as the Registrant's common stock may be quoted on the OTCBB.


             THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK




                                       9


--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------
                                     Item 1.
           Market Price of and Dividends on Registrant's Common Equity
             and Shareholder Matters Equity and Shareholder Matters.
--------------------------------------------------------------------------------

     (a) Market Information. The Common Stock of this Issuer is not quoted Over the Counter on the Bulletin Board ("OTCBB") or the "Pink Sheets. There has been no trading market and or market activity to date. This 1934 Act Registration Statement is voluntarily filed pursuant to Section 12(g) of the Securities Exchange Act of 1934, in order to comply with the requirements of National Association of Securities Dealers for submission for quotation on the Over the Counter Bulletin Board, often called "OTCBB". This Issuer's common stock is not presently quoted on the OTCBB or elsewhere and had never traded in brokerage transaction. The requirements of the OTCCB are that the financial statements and information about the Issuer be reported periodically to the Commission and be and become information that the public can access easily.

     (b) Holders. There are 21 holders of the common stock of this Registrant, as of the date of this filing.

     (c) Dividends. No cash dividends, or other dividend of any kind, have been paid by the Company on its Common Stock or other Stock and no such payment is anticipated in the foreseeable future.


--------------------------------------------------------------------------------
                           Item 2. Legal Proceedings.
--------------------------------------------------------------------------------
There are no proceedings, legal, enforcement or administrative, pending, threatened or anticipated involving or affecting this Issuer.

--------------------------------------------------------------------------------
             Item 3. Changes in and Disagreements with Accountants.
--------------------------------------------------------------------------------

     There have been no disagreements of any sort or kind with Auditors or Accountants respecting any matter or item reflected in the financial statements of this Issuer.

--------------------------------------------------------------------------------
                Item 4. Recent Sales of Unregistered Securities.
--------------------------------------------------------------------------------

     On or about January 4, 1999, the Registrant extended a limited offering, pursuant to Rule 504, of Regulation D, as then promulgated by the Securities and Exchange Commission. The offering was 2,000,000 shares of common stock, at $0.01 per share, to twenty investors, including the founders and initial affiliates. The 2,000,000 shares were subscribed for and placed to those twenty sophisticated investors, with pre-existing relationships to the Registrant.

     On March 1, 1999, the Registrant authorized an additional placement of 672,000 additional shares of common stock, at $0.025 per share, pursuant to Rule 504, to eight sophisticated investors, all of whom had previous relationships to the Registrant, and many of whom had invested in the initial 2,000,000 share offering.

                                       10



     On March 31, 1999, the Registrant accepted two additional subscriptions from two accredited investors, for a total of 10,000 shares of common stock, at $0.20 per share, also pursuant to Rule 504. As a result of the foregoing, the Registrant has 2,682,000 shares of common stock issued and outstanding.

     All placements were of common stock only. There were no underwritings and no commissions were paid.

--------------------------------------------------------------------------------
               Item 5. Indemnification of Officers and Directors.
--------------------------------------------------------------------------------

     There are no provisions in the Articles of Incorporation, By- Laws or Resolutions of the Board of Directors, for indemnification of Officers or Directors.


             THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK




                                       11




--------------------------------------------------------------------------------
                                    PART F/S
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                            FINANCIAL STATEMENTS                          PAGE
--------------------------------------------------------------------------------
 F-1    AUDITED FINANCIAL STATEMENTS for the nine months                   13
        ended September 30, 1999, and the years ended
        December 31, 1998, and from inception December 10,
        1998
--------------------------------------------------------------------------------
 F-2    UN-AUDITED FINANCIAL STATEMENTS for the eleven                     23
        months ended November 30, 1999, and the years
        ended December 31, 1998, and from inception
        December 10, 1998
================================================================================


             THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK




                                       12




--------------------------------------------------------------------------------

                      Financial Statements: Attachment F-1

                               Auditied Financials
                              for the period ending
                    September 30, 1999 and December 31, 1998

--------------------------------------------------------------------------------





                               eWorld Travel Corp.
                          (a Development Stage Company)
                              Financial Statements
                    September 30, 1999 and December 31, 1998




                                 C O N T E N T S



Independent Auditors' Report ...............................................   3

Balance Sheets .............................................................   4

Statements of Operations ...................................................   5

Statements of Stockholders' Equity .........................................   6

Statements of Cash Flows ...................................................   7

Notes to the Financial Statements ..........................................   8





                  [LETTERHEAD OF CROUCH, BIERWOLF & CHISHOLM]

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of eWorld Travel Corp.

We have audited the accompanying balance sheets of eWorld Travel Corp. (a Development Stage Company) as of September 30, 1999 and December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 1999 and the year ended December 31, 1998 and from inception on December 10, 1998 through September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eWorld Travel Corp. (a Development Stage Company) as of September 30, 1999 and December 31, 1998 and the results of its operations and cash flows for the nine months ended September 30, 1999 and the year ended December 31, 1998 and from inception on December 10, 1998 through September 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Crouch, Bierwolf & Chisholm


Salt Lake City, Utah
November 3, 1999























                               eWorld Travel Corp.
                          (a Development Stage Company)
                                 Balance Sheets

                                     Assets

                                                     September 30,  December 31,
                                                         1999           1998
                                                       --------       --------

Current assets
   Cash                                                $  5,010       $   --
                                                       --------       --------

Total Current Assets                                      5,010           --
                                                       --------       --------

      Total Assets                                     $  5,010       $   --
                                                       ========       ========

                      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable - related party (Note 4)                385           --
                                                       --------       --------

Total Current Liabilities                                   385           --
                                                       --------       --------

Stockholders' Equity

   Common Stock, authorized
     100,000,000 shares of $.001 par value,
     issued and outstanding 2,682,000 and
     2,000,000 shares                                     2,682          2,000
   Additional Paid in Capital                            36,118         18,000
   Less: Subscription receivable                         (1,000)       (20,000)
   Deficit Accumulated During the
     Development Stage                                  (33,175)          --
                                                       --------       --------

Total Stockholders' Equity                                4,625           --
                                                       --------       --------

Total Liabilities and Stockholders' Equity             $  5,010       $   --
                                                       ========       ========



    The accompanying notes are an integral part of these financial statements

                               eWorld Travel Corp.
                          (a Development Stage Company)
                            Statements of Operations
                                                               From Inception on
                                                                     December 10
                                       For the Nine     For the            1998
                                       Months Ended    Year Ended        through
                                       September 30,   December 31,    September
                                           1999            1998            1999
                                        -----------     -----------    ---------
Revenues:		                     			     $       --     $        --    $      --

Expenses:

	General and Administrative	             	   33,175              --       33,175

		Total Expenses	                       		   33,175              --       33,175


Net Loss                  				          $   (33,175)     $       --    $(33,175)
                                        ----------------------------------------
Net Loss Per Share                      $      (.01)     $       --      $ (.01)
                                        ----------------------------------------
Weighted average shares outstanding       2,378,889       2,000,000    2,341,000
                                        ========================================






    The accompanying notes are an integral part of these financial statements

                               eWorld Travel Corp.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity
                                                                     Deficit
                                                                   Accumulated
                                                       Additional  During the
                                    Common Stock         Paid In   Development
                                 Shares      Amount      Capital      Stage
                               -----------------------------------------------
Common stock, issued at        $2,000,000  $   2,000   $    18,000   $      --
Inception or cash at $.01
Per share

Net Loss for the Year ended            --         --            --          --
December 31, 1998

Balance, December 31, 1998      2,000,000      2,000        18,000          --

Common Stock issued for cash      672,000        672        16,128          --
At $.025 per share

Common Stock issued for cash       10,000         10         1,990          --
At $.20 per share

Net loss for the nine months           --         --            --          --
Ended September 30, 1999
                               -----------------------------------------------
Balance, September 30, 1999    $2,682,000  $   2,682   $    36,118   $ (33,175)





    The accompanying notes are an integral part of these financial statements

                               eWorld Travel Corp.
                          (a Development Stage Company)
                            Statements of Cash Flows

                                                             From inception on
                                    For the Nine    For the   December 10 1998
                                    Months Ended   Year ended      through
                                    September 30, December 31,  September 30,
                                        1999          1998           1999
                                      --------      --------       --------
Cash Flows form Operating
 Activities

     Net loss                         $(33,175)     $   --        $(33,175)
     Adjustments to reconcile
       net loss to net cash
       provided by operations:
      Increase in payables                 385          --             385
                                      --------      --------      --------

Net Cash (Used) Provided by
 Operating Activities                  (32,790)         --         (32,790)
                                      --------      --------      --------

Cash Flows from Investment
 Activities:                              --            --            --
                                      --------      --------      --------

Net Cash (Used) Provided by
   Investing Activities                   --            --            --
                                      --------      --------      --------

Cash Flows from Financing
 Activities:
     Issued common stock for cash       37,800          --          37,800
                                      --------      --------      --------

Net Cash (Used) Provided by
   Financing Activities                 37,800          --          37,800
                                      --------      --------      --------

Net increase (decrease) in cash          5,010          --           5,010

Cash, beginning of period                 --            --            --
                                      --------      --------      --------

Cash, end of period                   $  5,010      $   --        $  5,010
                                      ========      ========      ========

    The accompanying notes are an integral part of these financial statements

                               eWorld Travel Corp.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 1999 and December 31, 1998

NOTE 1 - Summary of Significant Accounting Policies

     a.   Organization

          eWorld Travel Corporation (the Company) was incorporated on December 10, 1998 under the laws of the state of Nevada. The Company is currently engaged in providing internet-based travel services. The Company has not yet secured operations and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

     b.   Accounting Method

          The Company recognizes income and expense on the accrual basis of accounting.

     c.   Earnings (Loss) Per Share

          The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     d.   Cash and Cash Equivalents

          The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     e.   Provision for Income Taxes

          No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $33,175 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2015. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

          Deferred tax assets and the valuation account is as follows at September 30, 1999 and December 31, 1998.

                                                September 30,   December 31,
                                                    1999           1998
                                                 ---------       ---------
     Deferred tax asset:
        NOL carrryforward                        $  11,300       $    --
     Valuation allowance                           (11,300)           --
                                                 ---------       ---------
     Total                                       $    --         $    --
                                                 =========       =========

NOTE 2 - Going Concern

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

                               eWorld Travel Corp.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 1999 and December 31, 1998

NOTE 3 - Development Stage Company

          The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE 4 - Related Party Transactions

          During the nine months ended September 30, 1999 an officer paid expenses on behalf of the Company in the amount of $385.

NOTE 5 - Equity

          During 1998, the Company issued 2,000,000 shares of common stock for a subscription receivable of $20,000. The Company received the $20,000 in January 1999.

          During 1999, the Company issued 672,000 shares of common stock for cash of $16,800 and 10,000 shares of common stock for cash of $1,000 and a subscription receivable of $1,000.


                                       9



--------------------------------------------------------------------------------

                      Financial Statements: Attachment F-2

                             Un-Audited Financials
                             for the period ending
                    November 30, 1999 and December 31, 1999

--------------------------------------------------------------------------------





                               EWORLD TRAVEL CORP.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Balance Sheets at December 31, 1998 and for the period ended
  November 30, 1999 (unaudited) ..........................................   F-2

Statements of Operations and Accumulated Deficit for December 31,
  1998 and for the period ended November 30, 1999 (unaudited) ............   F-3

Statements of Stockholders' (Deficit) Equity for the period from inception (December 10, 1998) through December 31, 1998,
  and for the period ended November 30, 1999 (unaudited) .................   F-4

Statements of Cash Flows for December 31, 1998 and for
  the period ended November 30, 1999 (unaudited) .........................   F-5

Notes to Financial Statements ............................................   F-6





                                      F-1




                               EWORLD TRAVEL CORP.
                            BALANCE SHEET (UNAUDITED)
                   for the fiscal year ended December 31, 1998
                     and the period ended November 30, 1999




                                              November 30,      December 31
                                                  1999              1998
                                              -----------------------------
                          ASSETS
CURRENT ASSETS
         Cash                                  $       5,010    $    20,000
                                               ----------------------------
TOTAL CURRENT ASSETS                                   5,010         20,000

                    STOCKHOLDERS EQUITY

LIABILITIES

Accounts Payable                               $         385
                                               -------------
TOTAL LIABILITIES                                        385
                                               -------------
STOCKHOLDERS EQUITY

Common Stock, $.01 par value;
Authorized 100,000,000 shares;
Issued and outstanding, 2,000,000
And 2,682,000 shares respectively                      2,682    $     2,000

Additional Paid in Capital                            36,118         18,000
     Less: Subscription Receivable                    (1,000)
Accumulated Equity (Deficit)                         (33,175)
                                                ----------------------------
Total Stockholders Equity                              4,625         20,000
                                                ----------------------------
TOTAL LIABILITIES & STOCKHOLDERS
EQUITY                                          $      5,010     $   20,000
                                                =============================





   The accompanying notes are an integral part of these financial statements.

                                    page F-2

























                               EWORLD TRAVEL CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                   for the fiscal year ended December 31, 1998
                     and the period ended November 30, 1999


                                                November 30,        December 31,
                                                    1999                1998
                                                -----------         -----------

Revenues                                        $       -0-         $       -0-
                                                -----------         -----------

General and Administrative                           33,175                 -0-
                                                -----------         -----------

Net Loss from Operations                            (33,175)                -0-
                                                                    -----------

Net Income (Loss)                               $   (33,175)        $       -0-
                                                ===========         ===========

Loss per Share                                  $    (.0137)        $       -0-
                                                ===========         ===========

Weighted Average
    Shares Outstanding                            2,428,889           2,000,000
                                                ===========         ===========



   The accompanying notes are an integral part of these financial statements.


                                    page F-3






















                               EWORLD TRAVEL CORP.
            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
             for the period from inception of the Development Stage
                 on December 10, 1998, through December 31, 1998
                     and the period ended November 30, 1999

                                         Additional    Accumulated  Total Stock-
                    Common       Par       Paid In        Equity  holders Equity
                     Stock      Value      Capital      (Deficit)      (Deficit)
                    ------------------------------------------------------------
Common stock
Issued at Inception $2,000,000  $   2,000   $   18,000   $        -0-  $  20,000
                    ------------------------------------------------------------
Balance at December
31, 1998             2,000,000      2,000       18,000            -0-     20,000

Sale of Common
Stock                  672,000        672       16,128

Sale of Common
Stock                   10,000         10        1,990

Less; Subscription
Receivable                                      (1,000)
Loss  during the period
From January 1 through
September 30, 1999                                           (33,175)
                     -----------------------------------------------------------
Balance at September
30, 1999             2,682,000  $   2,682    $  35,118    $  (33,175)  $   4,510





   The accompanying notes are an integral part of these financial statements.


                                    page F-4



                               EWORLD TRAVEL CORP.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                   for the fiscal year ended December 31, 1998
                     and the period ended November 30, 1999


                                                    November 30,    December 31,
                                                        1999            1998
                                                      --------        --------

Operating Activities

   Net Income (Loss)                                  $(33,175)       $      0
                                                      --------        --------

Net Cash from Operations                               (33,175)              0

Cash Increase (Decrease) Sale of Stock                  17,800          20,000

Cash Increase (Decrease) Accounts payable                  385

Beginning Cash                                          20,000               0

Cash as of Statement Date                             $  5,010        $ 20,000
                                                      ========        ========



   The accompanying notes are an integral part of these financial statements.


                                    page F-5




                               EWORLD TRAVEL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  for the fiscal period ended December 31, 1998
                   and for the period ended November 30, 1999


1-FORMATION AND OPERATIONS OF THE COMPANY

     eWorld Travel Corp. (the "Company"), was incorporated under the laws of the State of Nevada on December 10, 1998. The Company is in the business of providing Internet-based online travel services for the business and leisure traveler. Prospective customers have the ability to visit the Company's unique interactive web site and book airline flights, car rentals, hotel reservations and other services. At inception the Company issued 2,000,000 shares of its common stock for $20,000 cash. In April, 1999 the Company authorized the issuance of 682,000 shares of common stock for $18,800.

2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF ACCOUNTING

          Accounting records of the Company and financial statements are maintained and prepared on an accrual basis.

     (b)  FISCAL YEAR

          The Company's proposed fiscal year for accounting and tax purposes is December 31.

     (c)  CASH EQUIVALENTS

          For Financial Accounting Standards purposes, the Statement of Cash Flows, Cash Equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Whenever cash amounts are to be included on the Company's Statement of Cash Flow, however, they will be comprised exclusively of cash.

3-PROPERTY AND EXECUTIVE COMPENSATION

     (a)  PROPERTY:

          The Company's offices and all of its records are located at 34700 Pacific Coast Highway, Suite 303, Capistrano Beach, California 92624.

                                                   page F-6



                              eWorld Travel Corp.
                         Notes to Financial Statements
                 for the fiscal period ended December 31, 1998
                   and for the period ended November 30, 1999
                                   continued

     (b)  EXECUTIVE COMPENSATION:

          Since inception, the Company has paid no cash compensation to its officers or directors. Officers of the Company will be reimbursed for out-of-pocket expenses and may be compensated for the time they devote to the Company. In addition, Officers may receive compensation for services performed on behalf of the Company. The terms of any such compensation will be determined on the basis of the nature and extent of the services which may be required and will be no less favorable to the Company than the charges for similar services made by independent third parties who are similarly qualified. No officer or director is required to make any specific amount or percentage of his business time available to the Company.

5-STOCKHOLDERS' EQUITY.

     The Company is authorized to issue 100,000,000 shares of common stock having a par value of $0.001. In December 1998, 2,000,000 shares of Common Stock, were issued in exchange for $20,000 in cash. In April 1999, 682,000 shares of Common Stock, were issued in exchange for $17,800 in cash.




                                    page F-7



--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------
                           Item 1. Index to Exhibits.
--------------------------------------------------------------------------------
                                  Exhibit Index

================================================================================
 EXHIBIT             TABLE CATEGORY  /  DESCRIPTION OF EXHIBIT             PAGE
  TABLE                                                                   NUMBER
    #
--------------------------------------------------------------------------------
             [2] ARTICLES/CERTIFICATES OF INCORPORATION, AND BY-LAWS
--------------------------------------------------------------------------------
   2.1      ARTICLES OF INCORPORATION                                        33
--------------------------------------------------------------------------------
   2.2      BY-LAWS                                                          36
--------------------------------------------------------------------------------
                           [6] MATERIAL CONTRACTS
--------------------------------------------------------------------------------
   6.1     FINANCIAL SERVICES CONSULTING AGREEMENT                           45
--------------------------------------------------------------------------------
   6.2     ATTORNEY DISCLOSURE AND SPECIAL RELATIONSHIP AGREEMENT            51
--------------------------------------------------------------------------------
   6.3     ATTORNEY DISCLOSURE AND SPECIAL RELATIONSHIP AGREEMENT            56
--------------------------------------------------------------------------------
   6.4     ATTORNEY DISCLOSURE AND SPECIAL RELATIONSHIP AGREEMENT            61
================================================================================


                                       31



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto authorized.


                               eWorld Travel Corp.

Dated: January 28, 2000
                                            by


/s/                                                      /s/
-----------------------------                 --------------------------
Gerald Yakimishyn                             Kirt W. James
PRESIDENT/DIRECTOR                            SECRETARY/DIRECTOR





                                       32







--------------------------------------------------------------------------------

                                   Exhibit 2.1

                            Articles of Incorporation

--------------------------------------------------------------------------------






                            ARTICLES OF INCORPORATION
                                       OF
                               EWorld Travel Corp.


     Article I. The name of the Corporation is EWorld Travel Corp.

     Article II. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89451. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc..

     Article III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

     Article IV. The corporation shall have authority to issue an aggregate of 100,000,000 shares of common voting equity stock of par value one mil ($0.001) per share, and no other class or classes of stock, for a total capitalization of $100,000. The corporation's capital stock may be sold from time to time for such consideration as may be fixed by the Board of Directors, provided that no consideration so fixed shall be less than par value.

     Article V. No shareholder shall be entitled to any preemptive or preferential rights to subscribe to any unissued stock or any other securities which the corporation may now or hereafter be authorized to issue, nor shall any shareholder possess cumulative voting rights at any shareholders meeting, for the purpose of electing Directors, or otherwise.

     Article VI. The name and address of the Incorporator of the corporation is WILLIAM STOCKER ATTORNEY AT LAW, 34700 Pacific Coast Highway, Suite 303, Capistrano Beach, CA 92624. The affairs of the corporation shall be governed by a Board of Directors of not less than one (1) nor more than (7) persons. The Incorporator shall act as Sole Initial Director.

     Article VII. The Capital Stock, after the amount of the subscription price or par value, shall not be subject to assessment to pay the debts of the corporation, and no stock issued, as paid up, shall ever be assessable or assessed.

     Article VIII. The initial By-laws of the corporation shall be adopted by its Board of Directors. The power to alter, amend or repeal the By-laws, or adopt new By-laws, shall be vested in the Board of Directors, except as otherwise may be specifically provided in the By-laws.





     I THE UNDERSIGNED, being the Incorporator hereinbefore named for the purpose of forming a corporation pursuant the General Corporation Law of the State of Nevada, do make and file these Articles of Incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have set my hand hereunto this Day,

Dated:  December 9, 1998


                                    /s/
                             ------------------
                               WILLIAM STOCKER
                               ATTORNEY AT LAW
                                INCORPORATOR






--------------------------------------------------------------------------------

                                   Exhibit 2.2

                                     By-Laws

--------------------------------------------------------------------------------





                                     By-Laws
                                       OF
                               eWorld Travel Corp.
                              A NEVADA CORPORATION


                                    Article I
                                CORPORATE OFFICES


     The principal office of the corporation in the State of Nevada shall be located at 774 Mays Blvd. Suite 10, Incline Village NV 89451. The corporation may have such other offices, either within or without the State of incorporation as the board of directors may designate or as the business of the corporation may from time to time require.

                                    Article I
                             SHAREHOLDERS' MEETINGS

Section 1. Place of Meetings

     The directors may designate any place, either within or without the State unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting called by the directors. A waiver of notice signed by all stockholders entitled to vote at a meeting may designate any place, either within or without the State unless otherwise prescribed by statute, as the place for holding such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal office of the corporation.

Section 2. Annual Meetings

     The time and date for the annual meeting of the shareholders shall be set by the Board of Directors of the Corporation, at which time the shareholders shall elect a Board of Directors and transact any other proper business. Unless the Board of Directors shall determine otherwise, the annual meeting of the shareholders shall be held on the second Monday of March in each year, if not a holiday, at Ten o'clock A.M., at which time the shareholders shall elect a Board of Directors and transact any other proper business. If this date falls on a holiday, then the meeting shall be held on the following business day at the same hour.

Section 3. Special Meetings

     Special meetings of the shareholders may be called by the President, the Board of Directors, by the holders of at least ten percent of all the shares entitled to vote at the proposed special meeting, or such other person or persons as may be authorized in the Articles of Incorporation.

Section 4. Notices of Meetings

     Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, by the direction of the president, or secretary, or the officer or persons calling the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the stockholder at his address as it appears on the stock transfer books of the corporation, with postage thereon prepaid. Closing of Transfer Books or Fixing Record Date.





                                      eWorld Travel Corp.
                                        BY-LAWS page 38

     (a) For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the directors of the corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case twenty (20) days. If the stock transfer books be closed for the purpose of determining stockholders entitled to notice or to vote at a meeting of stockholders, such books shall be closed for at least twenty
(20) days immediately preceding such meeting.

     (b) In lieu of closing the stock transfer books, the directors may prescribe a day not more than sixty (60) days before the holding of any such meeting as the day as of which stockholders entitled to notice of the and to vote at such meeting must be determined. Only stockholders of record on that day are entitled to notice or to vote at such meeting

     (c) The directors may adopt a resolution prescribing a date upon which the stockholders of record are entitled to give written consent to actions in lieu of meeting. The date prescribed by the directors may not precede nor be more than ten (10) days after the date the resolution is adopted by directors.

Section 5. Voting List.

     The officer or agent having charge of the stock transfer books for the shares of the corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten
(10) days prior to such meeting, shall be kept on file at the principal office of the corporation and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer book shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at the meeting of stockholders.

Section 6. Quorum.

     At any meeting of stockholders, a majority of fifty percent plus one vote, of the outstanding shares of the corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If less than said number of the outstanding shares are represented at a meeting, a majority of the outstanding shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting originally notified. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

Section 7. Proxies.

     At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the





                                        eWorld Travel Corp.
                                          BY-LAWS page 39

secretary of the corporation before or at the time of the meeting. Such proxies may be deposited by electronic transmission.

Section 8. Voting.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by- laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

Section 9. Order of Business.

     The order of business at all meetings of the stockholders, shall be as follows:

     a.   Roll Call.
     b.   Proof of notice of meeting or waiver of notice.
     c.   Reading of minutes of preceding meeting.
     d.   Reports of Officers.
     e.   Reports of Committees.
     f.   Election of Directors.
     g.   Unfinished Business.
     h.   New Business.

Section 10. Informal Action by Stockholders.

     Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the stockholders entitled to vote with respect to the subject matter thereof. Unless otherwise provided by law, any action required to be taken, or any other action which may be taken, at a meeting of the stockholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by a Majority of all of the stockholders entitled to vote with respect to the subject matter thereof at any regular meeting called on notice, and if written notice to all shareholders is promptly given of all action so taken.

Section 11. Books and Records.

     The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the




                                    eWorld Travel Corp.
                                      BY-LAWS page 40

Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.

                                   Article III
                               BOARD OF DIRECTORS

Section 1. General Powers.

     The business and affairs of the corporation shall be managed by its board of directors. The directors shall in all cases act as a board, and they may adopt such rules and regulations for the conduct of their meetings and the management of the corporation, as they may deem proper, not inconsistent with these by-laws and the laws of this State.

Section 2. Number, Tenure, and Qualifications.

     The number of directors of the corporation shall be a minimum of one (l) and a maximum of nine (7), or such other number as may be provided in the Articles of Incorporation, or amendment thereof. Each director shall hold office until the next annual meeting of stockholders and until his successor shall have been elected and qualified.

Section 3. Regular Meetings.

     A regular meeting of the directors, shall be held without other notice than this by-law immediately after, and at the same place as, the annual meeting of stockholders. The directors may provide, by resolution, the time and place for holding of additional regular meetings without other notice than such resolution.

Section 4. Special Meetings.

     Special meetings of the directors may be called by or at the request of the president or any two directors. The person or persons authorized to call special meetings of the directors may fix the place for holding any special meeting of the directors called by them.

Section 5. Notice.

     Notice of any special meeting shall be given at least one day previously thereto by written notice delivered personally, or by telegram or mailed to each director at his business address. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

Section 6. Quorum.

     At any meeting of the directors fifty (50) percent shall constitute a quorum for the transaction of business, but if less than said number is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.




                                       eWorld Travel Corp.
                                         BY-LAWS page 41

Section 7. Manner of Acting.

     The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the directors.

Section 8. Newly Created Directorships and Vacancies.

     Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the board for any reason except the removal of directors without cause may be filled by a vote of the majority of the directors then in office, although less than a quorum exists. Vacancies occurring by reason of the removal of directors without cause shall be filled by vote of the stockholders. A director elected to fill a vacancy caused by resignation, death or removal shall be elected to hold office for the unexpired term of his predecessor.

Section 9. Removal of Directors.

     Any or all of the directors may be removed for cause by vote of the stockholders or by action of the board. Directors may be removed without cause only by vote of the stockholders.

Section 10. Resignation.

     A director may resign at any time by giving written notice to the board, the president or the secretary of the corporation. Unless otherwise specified in the notice, the resignation shall take effect upon receipt thereof by the board or such officer, and the acceptance of the resignation shall not be necessary to make it effective.

Section 11. Compensation.

     No compensation shall be paid to directors, as such, for their services, but by resolution of the board a fixed sum and expenses for actual attendance at each regular or special meeting of the board may be authorized. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor.

Section 12. Executive and Other Committees.

     The board, by resolution, may designate from among its members an executive committee and other committees, each consisting of one (l) or more directors. Each such committee shall serve at the pleasure of the board.

                                   Article IV
                                    OFFICERS

Section 1. Number.

     The officers of the corporation shall be the president, a secretary and a treasurer, each of whom shall be elected by the directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the directors.

Section 2. Election and Term of Office.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until





                                     eWorld Travel Corp.
                                       BY-LAWS page 42

his death or until he shall resign or shall have been removed in the manner hereinafter provided. In the event that no election of officers be held by the directors at that time, the existing officers shall be deemed to have been confirmed in office by the directors.

Section 3. Removal.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgement the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

Section 4. Vacancies.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the un-expired portion of the term.

Section 5. President.

     The president shall be the principal executive officer of the corporation and, subject to the control of the directors, shall in general supervise and control all of the business and affairs of the corporation. He shall, when present, preside at all meetings of the stockholders and of the directors. He may sign, with the secretary or any other proper officer of the corporation thereunto authorized by the directors, certificates for shares of the corporation, any deeds, mortgages, bonds, contracts, or other instruments which the directors have authorized to be executed, except in cases where the directors or by these by-laws to some other officer or agent of the corporation, or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of president and such other duties as may be prescribed by the directors from time to time.

Section 6. Chairman of the Board.

     In the absence of the president or in the event of his death, inability or refusal to act, the chairman of the board of directors shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The chairman of the board of directors shall perform such other duties as from time to time may be assigned to him by the directors.

Section 7. Secretary.

     The secretary shall keep the minutes of the stockholders' and of the directors' meetings in one or more books provided for that purpose, see that all notices are duly given in accordance with the provisions of these by-laws or as required, be custodian of the corporate records and of the seal of the corporation and keep a register of the post office address of each stockholder which shall be furnished to the secretary by such stockholder, have general charge of the stock transfer books of the corporation and in general perform all the duties incident to the office of secretary and such other duties as from time to time may be assigned to him by the president or by the directors.

Section 8. Treasurer.

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever,




                                         eWorld Travel Corp.
                                           BY-LAWS page 43

and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.

Section 9. Salaries.

     The salaries of the officers shall be fixed from time to time by the directors and no officer shall be prevented from receiving such salary by reason of fact that he is also a director of the corporation.

                                    Article V
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

Section 1. Contracts.

     The directors may authorize any officer or officers, agent or agents to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

Section 2. Loans.

     No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the directors. Such authority may be general or confined to specific instances.

Section 3. Checks, Drafts, etc.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents of the corporation and in such manner as shall from time to time be determined by resolution of the directors.

Section 4. Deposits.

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the directors may select.

                                   Article VI
                                   FISCAL YEAR

     The fiscal year of the corporation shall begin on the 1st day of January in each year, or on such other day as the Board of Directors shall fix.




                                                             eWorld Travel Corp.
                                                                 BY-LAWS page 44

                                   Article VII
                                    DIVIDENDS

     The directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.


                                Article VIII
                                    SEAL

     The directors may provide a corporate seal which shall have inscribed thereon the name of the corporation, the state of incorporation, year of incorporation and the words, "Corporate Seal".

                                   Article IX
                                WAIVER OF NOTICE

     Unless otherwise provided by law, whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these by-laws or under the provisions of the articles of incorporation, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                                    Article X
                                   AMENDMENTS

     These by-laws may be altered, amended or repealed and new by- laws may be adopted in the same manner as their adoption, by the Board of Directors if so adopted; by a vote of the stockholders representing a majority of all the shares issued and outstanding, if so adopted or adopted by the Board of Directors; or, in any case, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.

                                  CERTIFICATION

     The Secretary of the Corporation hereby certifies that the foregoing is a true and correct copy of the By-Laws of the Corporation named in the title thereto and that such By-Laws were duly adopted by the Board of Directors of said Corporation on the date set forth below.

Executed, and Corporate Seal affixed, this day of April 1, 1999.

                                  Kirt W. James
                  --------------------------------------------

                                  Kirt W. James
                                    Secretary







--------------------------------------------------------------------------------

                                   Exhibit 6.1

                     Financial Services Consulting Agreement
                           Intrepid International Ltd.

--------------------------------------------------------------------------------





                             Intrepid International
                               Financial Services
                              CONSULTING AGREEMENT

This Agreement is made by and between INTREPID INTERNATIONAL, LTD., a Nevada Corporation, (hereafter "IIL"), and EWORLD TRAVEL CORP. a Nevada Corporation, (hereafter "Client") and dated December 15, 1998. In consideration of the mutual promises contained herein, and on the terms and conditions herein set forth, the parties agree as follows:

     1. Retainer Agreement.

     Intrepid International, Ltd. is hereby retained as financial services consultants for the Client, consistent with that certain DESCRIPTION OF MISSION AND SERVICES OFFERED, a copy of which is Attachment 1 to this Consulting Agreement, and incorporated herein by this reference as though fully set forth herein. Among the services to be provided and contemplated by this arrangement are the services of its President, Kirt W. James (billable at $125.00/hr), its prime consultant, J. Dan Sifford Jr. (billable at $200.00/hr), and such incidental secretarial services (billable at $85.00/hr) as may be reason*ably and necessarily performed by its secretary. Additional services may be performed by subcontractors of IIL, subject to arrangements approved by Client in advance.

     2. Services

     IIL agrees to provide, as requested, the widest possible range of and Financial Consulting services, to Management of Client, subject to, limited by and consistent with that certain DESCRIPTION OF MISSION AND SERVICES OFFERED, a copy of which is Attachment 1 to this Consulting Agreement, and incorporated herein by this reference as though fully set forth herein. Such services include, as requested by Client, coordination of public relations, shareholder relations, audit coordination, certificate and transfer coordination, coordination of relationships with market-makers and broker dealers in the securities of Client and consulting services, incidental analysis and, where appropriate, and subject to the accompanying ATTORNEY DISCLOSURE AGREEMENT, written legal opinions by IIL Counsel acting, as requested by Client, as Special Securities Counsel with Limited Authority, and the preparation and coordination of annual, quarterly and current filings as may be required of the Client pursuant to the Securities and Exchange Act of 1934 and Regulations of the Securities and Exchange Commission promulgated pursuant to the 1934 Act.





Financial Services
CONSULTING AGREEMENT Page 47

     3. Compensation

     In consideration for such services, Client agrees to pay IIL pursuant to fee schedule set forth in paragraph 1 above. Billings for services shall be invoiced by IIL and paid upon receipt.

     4. Payment of Expenses

     IIL must secure in writing approval in advance for any expense that may be contracted on behalf of Client in excess of $400 in the aggregate. Expenses, if approved, are to be invoiced by IIL and paid upon receipt. In addition to charges for services, Client will be billed for all normal and incidental identifiable costs such as copying charges, telephone expenses, delivery fees, filing fees, and transcription fees; however, travel expenses, expert witness fees and other extraordinary charges will not be incurred without prior approval.

     5. Unpaid Charges

     It is agreed that if at any time any invoice rendered by this Firm to Client for investment banking, appropriate legal services and expenses remains unpaid for any reason for longer than 30 days, we shall have the right to discontinue performance of further services and to withdraw as your attorneys, regardless of the status of any matter in which we will be involved and regardless of any event or proceeding which may then be pending, unless we have reached a subsequent written agreement with respect thereto.

     6. Late Charges

     An amount past due will incur a late charge, after 30 days, of 1.5% per month (18% per annum) of the total unpaid balance. Late charges will continue to accrue at the same rate on any unpaid balance during any collection efforts and until the entire bill is paid in full, unless a subsequent agreement with respect to such charges is made and reduced to writing. Should it become necessary to seek collection of any past due statement, you agree to pay all reasonable costs of collection including reasonable attorneys' fees and all interest incurred.

     7. Arbitration of Any Disputes

     It is agreed that any dispute arising our of this Agreement, or the Firm's representation of you, shall be resolved by binding arbitration in Las Vegas, Nevada, by the American Arbitration Association.




Financial Services
CONSULTING AGREEMENT Page 48

     8. Liability of IIL

     In furnishing Client with advice and other services as requested, neither IIL nor any owner, employee or agent of IIL, shall be liable to Client or its creditors for ordinary errors of judgment or for anything except gross negligence, willful malfeasance, or bad faith, in the performance of its duties or reckless disregard of its obligations and duties under the terms of this agreement. It is further understood and agreed that IIL may rely upon information furnished to it reasonably believed to be accurate and reliable and that, except as herein provided, IIL shall not be accountable for any loss suffered by Client by reason of Client's action or non-action on the basis of advice, recommendation or approval of IIL, its owners, employees or agents.

     9. Good Faith and Fair Dealing

     All parties to this agreement hereby covenant expressly to deal with each other honestly, fairly and in good faith in all respects, and to provide each other with reasonable further assurances in furtherance of their mutual performances with respect to this Agreement.

     10. Independent Contractor

     IIL is and shall at all times be understood and deemed to be an independent contractor without authority to act or represent Client or its clients, except as provided or authorized in this agreement.

     11. Non-exclusivity

     Client recognizes and acknowledges that this agreement is non-exclusive, and that accordingly IIL now renders and may in the future render services to other clients, some of which may be of a nature similar to those agreed to be performed herein, or to clients with similar businesses, needing similar advice. IIL is and shall be free to render any such service or advice and shall not be required to devote full-time and attention to its obligations under this agreement, but only such amount as is reasonably necessary.

     12. Control

     Nothing contained herein shall be deemed to require any action by any Corporation contrary to law or its constituent documents or to relieve the board of directors thereof from responsibility for control of the affairs of such corporation.




Financial Services
CONSULTING AGREEMENT    Page 49

     13. Ownership of Files and Records

     Except as to original records or any records or files which we accept upon the understanding that they belong to you, it hereby is agreed that all files, copies of documents, correspondence or other materials which we may accumulate in connection with your representation, including copies of materials filed with any regulatory agency, shall be the property of IIL. Upon the termination of the engagement, IIL will return any property belonging to you upon your request. Copies of our files and other materials which IIL may have accumulated during our representation will be made available to Client at its expense; however, it is specifically agreed that IIL shall have the right, in its discretion, to dispose of these files at such times as it determines reasonably that such files need not be retained any longer. After such destruction, such files will no longer be available.

     14. Termination

     The term of this agreement shall begin with the complete execution hereof, and shall continue in effect for until terminated by either party in writing. Upon termination, all accrued charges shall be promptly invoiced and paid.

     15. Miscellaneous

     This agreement sets forth the entire agreement and under- standing between the parties and supersedes all prior discussions, agreements and understandings, if any, of any and every kind and nature, between them. This agreement is made and shall be construed and interpreted according to the laws of the Client's place of Incorporation if that be Nevada or Texas, and if not, pursuant to the laws of the State of Nevada.

     Accordingly the parties cause this agreement to be signed by their duly authorized representative, as of the date written below.


                          Intrepid International, Ltd.

                                       by





                                       /s/
                           ---------------------------
                            Kirt W. James, President





Financial Services
CONSULTING AGREEMENT    Page 50


The above is understood and agreed to and I state under the penalties of perjury that I am authorized to execute this letter agreement:

                                                             eWorld Travel Corp.



Date:   12/15/98                                By: /s/
      -------------------------                     ----------------------------
                                                    Gerald Yakimishyn, President





EX-6.2
5
ATTORNEY DISCLOSURE & SPECIAL RELATIONSHIP







--------------------------------------------------------------------------------

                                   Exhibit 6.2

             Attorney Disclosure and Special Relationship Agreement
                                Karl E. Rodriguez
                                 Special Counsel

--------------------------------------------------------------------------------





                             ATTORNEY DISCLOSURE AND
                         SPECIAL RELATIONSHIP AGREEMENT

                                Karl E. Rodriguez
                                 ATTORNEY AT LAW

This Agreement is made by and between INTREPID INTERNATIONAL, LTD., a Nevada Corporation, (hereafter "Intrepid"), and EWORLD TRAVEL CORP. a Nevada Corporation, (hereafter "Intrepid- Client"), and KARL E. RODRIGUEZ, Exim International, Inc.'s General Counsel, and dated December 15, 1998. In consideration of the mutual promises contained herein, and on the terms and conditions herein set forth, the parties agree as follows:

     A. SUMMARY.

     eWorld Travel Corp. has employed Intrepid International, Ltd. to perform certain financial services to Client, some of which services are to be provided for Client, and in the Client's name, by attorneys with established and continuing relationship to Intrepid. The purpose of this agreement is to provide full written disclosure, and to define special character of both the ostensible and actual relationships between the parties.

     KARL E. RODRIGUEZ is actually General Counsel of Exim International, Inc.

     KARL E. RODRIGUEZ will be authorized by this agreement to act as ostensible Special Securities Counsel for eWorld Travel Corp..

     A. RECITALS

     1. Intrepid Retainer Agreement. Intrepid International, Ltd. is or will be hereby retained as financial services consultants for the Intrepid-Client, pursuant to that certain FINANCIAL SERVICES CONSULTING AGREEMENT of even date here- with. Among the services contemplated to be provided by that Agreement are the services of KARL E. RODRIGUEZ, attorney at law, as Special Securities Counsel for the Intrepid-Client.

     2. Exim International, Inc., is a financial consulting firm, not a broker, dealer or registered investment advisor, a principal consultant to Intrepid International, Ltd.

     3. Exim General Counsel. Karl E. Rodriguez, attorney at law, is General Counsel to Intrepid's Consultant, Exim International, Inc., first and foremost and always, and this paramount status and relationship has been and is hereby fully disclosed, in connection with the Intrepid-Client's consideration of the potential services of Karl E. Rodriguez as Special Counsel with Limited Authority, in





Attorney Disclosure and
Special Relationship Agreement
Karl E. Rodriguez
ATTORNEY AT LAW Page 53


     connection with, and only in connection with the services requested and agreed to between Intrepid and the Intrepid-Client.

     4. Definition of "Special Counsel with Limited Authority". As used in this Attorney Disclosure Agreement, this expression shall have the following meaning, consistently and without exception: Exim General Counsel Karl E. Rodriguez is authorized, where appropriate to employ the designation "Special Counsel" or "Special Securities Counsel" for the Intrepid-Client, in connection with, and only in connection with services to and for the Intrepid-Client requested by the Intrepid-Client to be performed by Intrepid pursuant to the FINANCIAL SERVICES CONSULTING AGREEMENT of even date here- with. Exim General Counsel, Karl E. Rodriguez as between such Counsel and the Intrepid-Client, is not Intrepid-Client's Counsel, nor counsel to the Intrepid-Client generally, or in any other manner than specified in this definition. Special Counsel will not take action which is not authorized by the Intrepid-Client nor represent to any person any general authority to speak for or bind the Intrepid-Client in any manner."

     5. Intrepid-Client's right to decline the relationship. The Intrepid-Client has been informed, and is informed hereby, that the Intrepid-Client is not required to join in the special relationship disclosed and defined herein. Intrepid- Client may employ or require its own counsel or independent counsel for any and all purposes at its expense and in addition to its obligations to Intrepid. The Intrepid-Client is advised to retain its own counsel, as it may deem appro- priate, to review and advise the Intrepid-Client as to any matter arising from its relationship to Intrepid or Exim's Counsel.

     6. Management's Preference. It is the desire of sophisticated management that the unnecessary expense of cumulative counsel with respect to purely technical matters is not warranted, necessary or appropriate, with respect to the limited authority and scope of the Special Counsel relation- ship, as defined, and that no conflict of interest exists or is likely to arise from the strict and precise observance of that relationship as defined. Accordingly management under- stands, accepts and affirmatively requests such an arrangement.

     A. SPECIAL COUNSEL AGREEMENT


Attorney Disclosure and
Special Relationship Agreement
Karl E. Rodriguez
ATTORNEY AT LAW   Page 54


     1. Special Counsel. The Intrepid-Client and Intrepid Counsel hereby agree and adopt that special technical relationship of Special Counsel with Limited Authority as defined herein- above, for the sole and separate purpose of allowing Intrepid Counsel to perform services appropriate to the services of Intrepid requested by the Intrepid-Client.

     2. Billings. Special Counsel (Intrepids' Counsel) shall invoice and bill applicable time and services to Intrepid, separately with respect to matters applicable to this Intrepid-Client. Time shall be billable at $250.00/hr, and such incidental secretarial services shall be billable at $85.00/hr, as may be reasonably and necessarily performed by its secretary. Additional services may be performed by subcontractor attorneys, subject to arrangements approved by the Intrepid-Client in advance. Intrepid shall be responsible, as between Intrepid and its counsel, for the compensation and discharge of its Counsel's billings. Intrepid shall include Counsel's segregated billings along with its own, and, as between Intrepid and the Intrepid-Client, the Intrepid-Client shall be responsible to Intrepid for the total of its own and Counsel's billings.

     3. Termination. The terms of this agreement may be terminate by either Intrepid-Client or Special Counsel at any time upon written or other reasonable notice to the other.

     4. Miscellaneous This agreement sets forth the entire agreement and understanding between the parties and supersedes all prior discussions, agreements and understandings, if any, of any and every kind and nature, between them. This agreement is made and shall be construed and interpreted according to the laws of the Intrepid-Client's place of Incorporation if that be Nevada or Texas, and if not, pursuant to the laws of the State of Nevada.

     Accordingly the parties cause this agreement to be signed by their duly authorized representative, as of the date written below.

Intrepid International, Ltd.

by


            /s/                                                   /s/
-----------------------------                    -------------------------------
Kirt W. James, President                           Karl E. Rodriguez
                                                   attorney at law

Attorney Disclosure and
Special Relationship Agreement
Karl E. Rodriguez
ATTORNEY AT LAW   Page 55

The above is understood and agreed to and I state under the penalties of perjury that I am authorized to execute this letter agreement:

                                                             eWorld Travel Corp.


Date:   12/15/98                                 By:             /s/
      -----------------------                    -------------------------------
                                                 Gerald Yakimishyn, President


                                       55




EX-6.3
6
ATTORNEY DISCLOSURE AND SPECIAL RELATIONSHIP







--------------------------------------------------------------------------------

                                   Exhibit 6.3

             Attorney Disclosure and Special Relationship Agreement
                                 William Stocker
                                 Special Counsel

--------------------------------------------------------------------------------


                             ATTORNEY DISCLOSURE AND
                         SPECIAL RELATIONSHIP AGREEMENT

                                 William Stocker
                                 ATTORNEY AT LAW

This Agreement is made by and between INTREPID INTERNATIONAL, LTD., a Nevada Corporation, (hereafter "Intrepid"), and EWORLD TRAVEL CORP. a Nevada Corporation, (hereafter "Intrepid- Client"), and WILLIAM STOCKER, Intrepids' General Counsel, and dated December 15, 1998. In consideration of the mutual promises contained herein, and on the terms and conditions herein set forth, the parties agree as follows:

     A. SUMMARY.

     eWorld Travel Corp. has employed Intrepid International, Ltd. to perform certain financial services to Client, some of which services are to be provided for Client, and in the Client's name, by attorneys with established and continuing relationship to Intrepid. The purpose of this agreement is to provide full written disclosure, and to define special character of both the ostensible and actual relationships between the parties.

     WILLIAM STOCKER is actually General Counsel of Intrepid International, Ltd.

     WILLIAM STOCKER will be authorized by this agreement to act as ostensible Special Securities Counsel for eWorld Travel Corp..


     B. RECITALS

     1. Intrepid Retainer Agreement. Intrepid International, Ltd. is or will be hereby retained as financial services consultants for the Intrepid-Client, pursuant to that certain FINANCIAL SERVICES CONSULTING AGREEMENT of even date here- with. Among the services contemplated to be provided by that Agreement are the services of its General Counsel WILLIAM STOCKER, attorney at law, as Special Securities Counsel for the Intrepid-Client.

     2. Intrepid General Counsel. William Stocker, attorney at law, is General Counsel to Intrepid, first and foremost and always, and this paramount status and relationship has been and is hereby fully disclosed, in connection with the Intrepid-Client's consideration of the potential services of William Stocker as Special Counsel with Limited Authority, in connection with, and only in connection with the services requested and agreed to between Intrepid and the Intrepid- Client.




Attorney Disclosure and
Special Relationship Agreement
William Stocker
ATTORNEY AT LAW   Page 58


     3. Definition of "Special Counsel with Limited Authority". As used in this Attorney Disclosure Agreement, this expression shall have the following meaning, consistently and without exception: Intrepid General Counsel is authorized, where appropriate to employ the designation "Special Counsel" or "Special Securities Counsel" for the Intrepid-Client, in connection with, and only in connection with services to and for the Intrepid-Client requested by the Intrepid-Client to be performed by Intrepid pursuant to the FINANCIAL SERVICES CONSULTING AGREEMENT of even date herewith. Intrepid General Counsel, as between such Counsel and the Intrepid-Client, is not Intrepid-Client's Counsel, nor counsel to the Intrepid- Client generally, or in any other manner than specified in this definition. Special Counsel will not take action which is not authorized by the Intrepid-Client nor represent to any person any general authority to speak for or bind the Intrepid-Client in any manner."

     4. Intrepid-Client's right to decline the relationship. The Intrepid-Client has been informed, and is informed hereby, that the Intrepid-Client is not required to join in the special relationship disclosed and defined herein. Intrepid- Client may employ or require its own counsel or independent counsel for any and all purposes at its expense and in addition to its obligations to Intrepid. The Intrepid-Client is advised to retain its own counsel, as appropriate, to review and advise the Intrepid-Client as to any matter arising from its relationship to Intrepid or Intrepid's Counsel.

     5. Management's Preference. It is the desire of sophisticated management that the unnecessary expense of cumulative counsel with respect to purely technical matters is not warranted, necessary or appropriate, with respect to the limited authority and scope of the Special Counsel relation- ship, as defined, and that no conflict of interest exists or is likely to arise from the strict and precise observance of that relationship as defined. Accordingly management under- stands, accepts and affirmatively requests such an arrangement.

     A. SPECIAL COUNSEL AGREEMENT

     1. Special Counsel. The Intrepid-Client and Intrepid Counsel hereby agree and adopt that special technical relationship of Special Counsel with Limited Authority as defined herein- above, for the sole and separate purpose of allowing Intrepid Counsel to perform services appropriate to the services of Intrepid requested by the Intrepid-Client.




Attorney Disclosure and
Special Relationship Agreement
William Stocker
ATTORNEY AT LAW   Page 59


     2. Billings. Special Counsel (Intrepid's Counsel) shall invoice and bill applicable time and services to Intrepid, separately with respect to matters applicable to this Intrepid-Client. Time shall be billable at $250.00/hr, and such incidental secretarial services shall be billable at $85.00/hr, as may be reasonably and necessarily performed by its secretary. Additional services may be performed by subcontractor attorneys, subject to arrangements approved by the Intrepid-Client in advance. Intrepid shall be responsible, as between Intrepid and its counsel, for the compensation and discharge of its Counsel's billings. Intrepid shall include Counsel's segregated billings along with its own, and, as between Intrepid and the Intrepid-Client, the Intrepid-Client shall be responsible to Intrepid for the total of its own and Counsel's billings.

     3. Termination. The terms of this agreement may be termi- nate by either Intrepid-Client or Special Counsel at any time upon written or other reasonable notice to the other.

     4. Miscellaneous This agreement sets forth the entire agreement and understanding between the parties and super- sedes all prior discussions, agreements and understandings, if any, of any and every kind and nature, between them. This agreement is made and shall be construed and interpreted according to the laws of the Intrepid-Client's place of Incorporation if that be Nevada or Texas, and if not, pursuant to the laws of the State of Nevada.

     Accordingly the parties cause this agreement to be signed by their duly authorized representative, as of the date written below.

Intrepid International, Ltd.

by





          /s/                                   /s/
------------------------------         -------------------------
Kirt W. James, President               William Stocker
                                       Attorney At Law


Attorney Disclosure and
Special Relationship Agreement
William Stocker
ATTORNEY AT LAW   Page 59


The above is understood and agreed to and I state under the penalties of perjury that I am authorized to execute this letter agreement:

                                                             eWorld Travel Corp.


Date: 12/15/98                             BY:      /s/
-----------------------                    -----------------------
                                           Gerald Yakimishyn, President




EX-6.4
7
ATTORNEY DISCLOSURE AND SPECIAL RELATIONSHIP





-----------------------------------------------------------------

                                   Exhibit 6.4

             Attorney Disclosure and Special Relationship Agreement
                                 William Stocker
                                 General Counsel

-----------------------------------------------------------------


                             ATTORNEY DISCLOSURE AND
                         SPECIAL RELATIONSHIP AGREEMENT

                                 William Stocker
                                 ATTORNEY AT LAW

    This Agreement is made by and between INTREPID INTERNATIONAL, LTD., a Nevada Corporation, (hereafter "Intrepid"), and EWORLD TRAVEL CORP. a Nevada Corporation, (hereafter "Intrepid- Client"), and WILLIAM STOCKER, Intrepid's General Counsel, and dated December 15, 1998. In consideration of the mutual promises contained herein, and on the terms and conditions herein set forth, the parties agree as follows:

     A. SUMMARY.

    eWorld Travel Corp. has employed Intrepid International, Ltd. to perform certain financial services to Client, some of which services are to be provided for Client, and in the Client's name, by attorneys with established and continuing relationship to Intrepid. The purpose of this agreement is to provide full written disclosure, and to define the special character of both the ostensible and actual relationships between the parties.

     WILLIAM STOCKER is actually General Counsel of Intrepid International, Ltd.

     WILLIAM STOCKER will be authorized by this agreement to act as ostensible General Counsel for eWorld Travel Corp. for a limited time and with limited authority.

     B. RECITALS

     1. Intrepid Retainer Agreement. Intrepid International, Ltd. is or will be hereby retained as financial services consultants for the Intrepid-Client, pursuant to that certain FINANCIAL SERVICES CONSULTING AGREEMENT of even date here- with. Among the services contemplated to be provided by that Agreement are the continuing services of its General Counsel WILLIAM STOCKER, attorney at law, as Counsel for the Intrepid Client.

     2. Intrepid General Counsel. William Stocker, attorney at law, is General Counsel to Intrepid, first and foremost and always, and this paramount status and relationship has been and is hereby fully disclosed, in connection with the Intrepid-Client's consideration of the potential continuing services of William Stocker as General Counsel with Limited Authority, in connection with, and only

Attorney Disclosure and
Special Relationship Agreement
William Stocker
ATTORNEY AT LAW   Page 63


     in connection with the services requested and agreed to between Intrepid and the Intrepid-Client, for an agreed transitional period of 60 days.

     3. Definition of "General Counsel with Limited Authority". As used in this Attorney Disclosure Agreement, this expression shall have the following meaning, consistently and without exception: Intrepid General Counsel is authorized, where appropriate to employ the designation "General Counsel" or "Corporate Counsel" for the Intrepid-Client, in connection with, and only in connection with services to and for the Intrepid-Client requested by the Intrepid-Client to be performed by Intrepid pursuant to the FINANCIAL SERVICES CONSULTING AGREEMENT of even date herewith. Intrepid General Counsel, acting as Ostensible General Counsel for Intrepid Client shall focus primarily on re-organizational and transitional matters. Intrepid Counsel acting as General Counsel to the Client will not take action which is not authorized by the Intrepid-Client and Intrepid Jointly, nor represent to any person any general authority to speak for or bind the Intrepid-Client in any manner not approved by Intrepid-Client and Intrepid Jointly. This relationship is intended to exist for 60 days, unless extended by the parties."

     4. Intrepid-Client's right to decline the relationship. The Intrepid Client has been informed, and is informed hereby, that the Intrepid-Client is not required to join in the special relationship disclosed and defined herein. Intrepid- Client may employ or require its own counsel or independent counsel for any and all purposes at its expense and in addition to its obligations to Intrepid. The Intrepid-Client is advised to retain its own counsel, as appropriate, to review and advise the Intrepid-Client as to any matter arising from its relationship to Intrepid or Intrepid's Counsel.

     5. Management's Preference. It is the desire of sophisticated management that the unnecessary expense of cumulative counsel with respect to purely technical matters is not warranted, necessary or appropriate, with respect to the limited authority and scope of the Ostensible Counsel relationship, as defined, and that no conflict of interest exists or is likely to arise from the strict and precise observance of that relationship as defined. Accordingly management understands, accepts and affirmatively requests such an arrangement.

     A. OSTENSIBLE GENERAL COUNSEL AGREEMENT

     1. Ostensible Counsel. The Intrepid-Client and Intrepid Counsel hereby agree and adopt that special technical relationship of Ostensible General Counsel with Limited Authority as defined hereinabove, for the sole and separate purpose of allowing Intrepid Counsel to perform services appropriate to the services of Intrepid requested by the Intrepid-Client.

     2. Billings. Special Counsel (Intrepid's Counsel) shall invoice and bill applicable time and services to Intrepid, separately with respect to matters applicable to this Intrepid-Client. Time shall be billable at $250.00/hr, and such incidental secretarial services shall be billable at $85.00/hr, as may be reasonably and necessarily performed by its secretary. Additional services may be performed by



Attorney Disclosure and
Special Relationship Agreement
William Stocker
ATTORNEY AT LAW   Page 64


     subcontractor attorneys, subject to arrangements approved by the Intrepid-Client in advance. Intrepid shall be responsible, as between Intrepid and its counsel, for the compensation and discharge of its Counsel's billings. Intrepid shall include Counsel's segregated billings along with its own, and, as between Intrepid and the Intrepid-Client, the Intrepid-Client shall be responsible to Intrepid for the total of its own and Counsel's billings.

     3. Termination. The terms of this agreement may be terminate by either Intrepid-Client or by Ostensible at any time upon written or other reasonable notice to the other.

     4. Miscellaneous This agreement sets forth the entire agreement and understanding between the parties and supersedes all prior discussions, agreements and understandings, if any, of any and every kind and nature, between them. This agreement is made and shall be construed and interpreted according to the laws of the Intrepid-Client's place of Incorporation if that be Nevada or Texas, and if not, pursuant to the laws of the State of Nevada.


Attorney Disclosure and
Special Relationship Agreement
William Stocker
ATTORNEY AT LAW   Page 65


     Accordingly the parties cause this agreement to be signed by their duly authorized representative, as of the date written below.

Intrepid International, Ltd.

by

            /s/                                             /s/
------------------------------                 -------------------------
Kirt W. James, President                             William Stocker
                                                     attorney at law


The above is understood and agreed to and I state under the penalties of perjury that I am authorized to execute this letter agreement:

                                                             eWorld Travel Corp.



Date: 12/15/98                             By:      /s/
-----------------------                    ----------------------
                                           Gerald Yakimishyn, President