Form 10QSB
period 2000-03-31
EWORLD TRAVEL CORP
filed 2000-05-03
CIK 1076505

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

                      For the Quarter ended March 31, 2000

                       Commission File Number:  000-28429

                               EWORLD TRAVEL CORP.


Nevada                                                                68-0423301
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


34700  Pacific  Coast  Highway,  Suite  303,  Capistrano  Beach  CA        92624
(Address of principal executive offices)                              (Zip Code)


Registrant's  telephone  number,  including  area  code:         (949)  248-1765

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None


Securities  registered  pursuant  to  Section  12(g)  of  the Act:     2,682,000

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As  of  March  31,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  2,682,000.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                         ITEM 1.   FINANCIAL STATEMENTS.



     Attached hereto and incorporated herein by this reference are consolidated financial statements. Our 1934, section 12(g) registration became effective after the close of 1999, such that our annual audit is now filed herewith, along with unaudited statements for our first quarter of 2000.

-------------------------------------------------------------------------------------------
                                           FINANCIAL STATEMENTS
F-99                   Audited Financial Statements for the years  ended December 30, 1999,
                       1998; and from inception December 10, 1998
QF-1                   Un-Audited Financial Statements for the three months ended March 31,
                       2000
===========================================================================================


--------------------------------------------------------------------------------
       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------


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


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Registrant has had no operations to date, and no revenues or expenses in 1998. Its expenses during 1999, and the first quarter of year 2000, reflect administrative, legal and professional expenses only, in connection with organization and corporate filings and audit. It is likely that the operational picture for the next twelve months will be dominated by initial operating losses, incurred while revenues build slowly. Building revenues will entail successful establishment of strategic alliances with hotels, airlines, cruise lines, tour organizers and independent booking agents, to promote the use and awareness of the site. The more active the site becomes, independent of booking revenues, the more profitable advertising revenues may be expected to become, both in terms of demand for space, and in terms of the commercial value of advertising on the Registrants site. A fair guess would be that profitability might be realized in the fourth quarter of 2000, and may not be achieved before that time.

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------



                           ITEM 1.  LEGAL PROCEEDINGS

                                      NONE

                          ITEM 2.  CHANGE IN SECURITIES

                                      NONE

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      NONE

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      NONE

                           ITEM 5.  OTHER INFORMATION

                                      NONE

                           ITEM 6. REPORTS ON FORM 8-K

                                      NONE


                                  EXHIBIT INDEX

------------------------------------------------------------------------------------------
                                     FINANCIAL STATEMENTS
F-99                  Audited Financial Statements for the years  ended December 30, 1999,
                      December 31, 1998
------------------------------------------------------------------------------------------
QF-1                  Un-Audited Financial Statements for the three months ended March 31,
                      2000
==========================================================================================

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  March  31,  2000


                               EWORLD TRAVEL CORP.

                         by

/s/                                /s/
Gerald Yakimishyn                  Kirt W. James
president/director                 secretary/director

--------------------------------------------------------------------------------
                                  EXHIBIT F-99

                          AUDITED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED DECEMBER 30, 1999, 1998
--------------------------------------------------------------------------------

                                      CONTENTS

Independent Auditors' Report                              7

Balance Sheets                                            8

Statements of Operations                                  9

Statements of Stockholders' Equity                        10

Statements of Cash Flows                                  11

Notes to the Financial Statements                         12 - 13

                          INDEPENDENT AUDITOR S REPORT



To the Board of Directors and Stockholders of eWorld Travel Corporation

We have audited the accompanying balance sheets of eWorld Travel Corporation (a Development Stage Company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders equity and cash flows for the year ended December 31, 1999 and from inception on December 10, 1998 through December 31, 1998 and 1999. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eWorld Travel Corporation (a Development Stage Company) as of December 31, 1999 and 1998 and the results of its operations and cash flows for the year ended December 31, 1999 and from inception on December 10, 1998 through December 31, 1998 and 1999 in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company s recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       /s/
Crouch, Bierwolf & Chisholm
Salt  Lake  City,  Utah
January  28,  2000

                            EWorld Travel Corporation
                          (a development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                            December  31,          December  31,
                                                1999                   1998

Current  assets
   Cash                                     $     1,825                  $     0
Total  Current  Assets                            1,825                        0
      Total  Assets                         $     1,825                  $     0

                      LIABILITIES AND STOCKHOLDERS  EQUITY
Current  Liabilities
Accounts payable-related party (Note4)              385                        0
Total  Current  Liabilities                         385                        0
Stockholders  Equity
   Common  Stock,  authorized
     100,000,000  shares  of  $.001  par  value,
     issued  and  outstanding  2,682,000  and
     2,000,000  shares                            2,682                    2,000
   Additional  Paid  in  Capital                 36,118                   18,000
   Less:  Subscription  receivable               (1,000)                (20,000)
   Deficit  Accumulated  During  the
     Development  Stage                         (36,360)                       0
Total  Stockholders  Equity                       1,440                        0
Total  Liabilities  and
Stockholders  Equity                        $     1,825                  $     0

    The accompanying notes are an integral part of these financial statements

                            EWorld Travel Corporation
                          (a development Stage Company)
                            Statements of Operations
                                                                        From
                                                                 inception  on
                                                       From         December  10
                                   For  the         December  10, ,      1998
                                  Year Ended         1998 Through      through
                                  December 31,        December 31,  December 31,
                                      1999               1998               1999
Revenues:                           $     0            $     0           $     0
Expenses:
General  and  administrative         36,360                  0            36,360
Total  Expenses                      36,360                  0            36,360
Net  Loss                     $     (36,360)           $     0         $(36,360)
Net  Loss  Per  Share         $       (.014)           $     0           $(.014)
Weighted  average
 shares  outstanding              2,618,860          2,000,000         2,564,860

    The accompanying notes are an integral part of these financial statements

                            EWorld Travel Corporation
                          (a development Stage Company)
                       Statements of Stockholders' Equity

                                                                       Deficit
                                                                     Accumulated
                                                        Additional   During  the
                                   Common  Stock          paid-in    Development
                               Shares         Amount      capital          Stage
--------------------------------------------------------------------------------

Common  stock,  issued  at  inception  for
cash  at  $.01  per share     2,000,000    $ 2,000        $ 18,000       $     0

Net  loss  for  the  period  ended
 December  31,  1998                  0          0               0             0

Balance, December 31, 1998    2,000,000      2,000          18,000             0

Common  stock  issued  for  cash
 at  $.025 per share            672,000        672          16,128             0

Common  stock  issued  for  cash
at  $.20  per  share             10,000         10           1,990             0

Net  loss  for  the  year  ended
December  31,  1999                   0          0               0      (36,360)

Balance, December 31, 1999    2,682,000     $2,682         $36,118     $(36,360)

    The accompanying notes are an integral part of these financial statements

                            EWorld Travel Corporation
                          (a development Stage Company)
                            Statements of Cash Flows

                                   From  December
From  inception  on
                              For  the           10,  1998
December  10  1998
                          Year  ended          Through               through
                    December  31,                December  31,
December  31,
                                      1999               1998               1999
--------------------------------------------------------------------------------

Cash  Flows  form  Operating
 Activities
Net  loss                          $(36,360)          $     0          $(36,360)

Adjustments  to  reconcile
net  loss  to  net  cash
provided  by  operations:
Increase  in  payables                  385                 0                385

Net  Cash  (Used)  Provided  by
Operating  Activities               (35,975)                0           (35,975)

Cash  Flows  from  Investment
Activities:                               0                 0                  0

Net  Cash  (Used)  Provided  by
Investing  Activities                     0                 0                  0

Cash  Flows  from  Financing
Activities:
Issued common stock for cash         37,800                 0             37,800

Net  Cash  (Used)  Provided  by
Financing  Activities                37,800                 0             37,800

Net increase (decrease) in cash       1,825                 0              1,825

Cash,  beginning  of  period              0                 0                  0

Cash,  end  of period                $1,825           $     0             $1,825

    The accompanying notes are an integral part of these financial statements

                            EWorld Travel Corporation
                          (a development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998
NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

    eWorld Travel Corporation (the Company) was incorporated on December 10, 1998 under the laws of the state of Nevada. The Company was organized to provide internet-based travel services. The Company has not yet secured operations and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

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

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $36,360 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2015. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

     Deferred tax assets and the valuation account is as follows at December 31, 1999 and 1998.

                                December  31,    December 31,
                                   1999               1998
                                   ----               ----
   Deferred  tax  asset:
   NOL  carrryforward           $  5,454              $  0
Valuation  allowance              (5,454)             $  0
----------------------------------------------------------
Total                           $      0              $  0


NOTE  2  -  Going  Concern

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management s plan to find an operating company to merge with, thus creating necessary operating revenue.

                            EWorld Travel Corporation
                          (a development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE  3  -  Development  Stage  Company

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

NOTE  4  -  Related  Party  Transactions

     During 1999, an officer paid expenses on behalf of the Company in the amount of $385.

NOTE  5  -  Equity

   During 1999, the Company issued 672,000 shares of common stock for cash of $16,800 and 10,000 shares of common stock for cash of $1,000 and a subscription receivable of $1,000.

   During 1998, the Company issued 2,000,000 shares of common stock for a subscription receivable of $20,000. The Company received the $20,000 in January 1999.

--------------------------------------------------------------------------------
                                  EXHIBIT QF-1

                         UN-AUDITED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                            EWorld Travel Corporation
                            Balance Sheet (Unaudited)
                   For the fiscal year ended December 31, 1999
                       And the period ended March 31, 2000

                                                          March 30,    December 31,
                                                              2000            1999
                                                        -----------  --------------
ASSETS
CURRENT ASSETS
Cash                                                    $    2,805   $       1,825
                                                        -----------  --------------
TOTAL CURRENT ASSETS                                         2,805           1,825
TOTAL ASSETS                                            $    2,805   $       1,825
                                                        ===========  ==============
STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable                                              2035             385
                                                        -----------  --------------
TOTAL LIABILITIES                                             2035             385
                                                        -----------  --------------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 2,000,000 and
   2,682,000 shares respectively                             2,682           2,682
Additional Paid-In Capital                                  36,118          36,118
Less: Subscription receivable                                  -0-          (1,000)
Accumulated Equity (Deficit)                               (38,030)        (36,360)
                                                        -----------  --------------
Total Stockholders' Equity                                     770           1,440
                                                        -----------  --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $    2,805   $       1,825
                                                        ===========  ==============

    The accompanying notes are an integral part of these financial statements

                            EWorld Travel Corporation
             Statements of Loss and Accumulated Deficit (Unaudited)
                  For the periods ended March 31, 1999 and 2000

                                                      From inception on
                                                      December 10,1998
                                                          through
                                March 31,    March 31,   March 31,
                                 2000         1999          2000
                             -----------  ----------  -------------------
Revenues                     $        0   $        0  $                0
                             -----------  ----------  -------------------
General and Administrative        1,670          -0-              38,030
                             -----------  ----------  -------------------
Net Loss from Operations         (1,670)           0             (38,030)
                             -----------  ----------  -------------------
Net Income (Loss)               ($1,670)  $        0            ($38,030)
                             ===========  ==========  ===================
Loss per Share                 ($0.0006)  $        0            ($0.0148)
                             ===========  ==========  ===================
Weighted Average
    Shares Outstanding        2,682,000    2,000,000           2,564,860
                             ===========  ==========  ===================

    The accompanying notes are an integral part of these financial statements

                            EWorld Travel Corporation
             Statements of Stockholders' Equity (Deficit)(Unaudited)
             For the period from inception of the Development Stage
                 On December 10, 1998, through December 31, 1998
                   For the fiscal year ended December 31, 1999
                       And the period ended March 31, 2000

                                                         Additional  Accumulated   Total Stock-
                                       Common     Par    Paid-In     Equity        holders' Equity
                                       Stock      Value  Capital        (Deficit)         (Deficit)
                                       ---------  -----  ----------  ------------  ----------------
Common Stock issued at inception       2,000,000  2,000      18,000            0             20,000
Balance at December 31, 1998           2,000,000  2,000      18,000            0             20,000
Sale of Common Stock
    at $0.25 per share                   672,000    672      16,128            0                  0
Sale of Common Stock
    at $0.20 per share                    10,000     10       1,990            0                  0
Loss during the period from January 1
    through December 31, 1999                  0      0           0      (36,360)                 0
Balance at December 31, 1999           2,682,000  2,682      36,118      (36,360)             2,440
Loss during the period from January 1
    through March 31, 2000                     0      0           0       (1,670)                 0
Balance at March 31, 2000              2,682,000  2,682      36,118      (38,030)               770

    The accompanying notes are an integral part of these financial statements

                            EWorld Travel Corporation
                       Statements of Cash Flow (Unaudited)
                  For the periods ended March 31, 1999 and 2000

                                                                       December 10,1998
                                                                           through
                                               March 31,    March 31,      March 31,
                                                  2000         1999          2000
                                            -----------  ----------  ------------------
Operating Activities:
Net Income (Loss)                              -$1,670   $        0           -$38,030
                                            -----------  ----------  ------------------
Net Cash from Operations                        (1,670)         -0-            (38,030)
Cash Increase (Decrease) Sale of Stock           1,000          -0-             38,800
Cash Increase (Decrease) Accounts payable        1,650          -0-              2,035
Beginning Cash                                   1,825          -0-                -0-
Cash as of Statement Date                   $    2,805   $        0  $           2,805
                                            ===========  ==========  ==================

    The accompanying notes are an integral part of these financial statements

                               EWORLD TRAVEL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  for the fiscal period ended December 31, 1999
                and for the periods ended March 31, 1999 and 2000




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

3-PROPERTY  AND  EXECUTIVE  COMPENSATION

(a)     PROPERTY:

     The Company's offices and all of its records are located at 34700 Pacific Coast Highway, Suite 303, Dana Point, California 92624.

                               eWorld Travel Corp.
                          Notes to Financial Statements
                  for the fiscal period ended December 31, 1999
                and for the periods ended March 31, 1999 and 2000
                                    continued

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