Form 10QSB
period 2000-06-30
EWORLD TRAVEL CORP
filed 2000-08-03
CIK 1076505

--------------------------------------------------------------------------------
                                GERALD YAKIMISHYN
                                    PRESIDENT
                            Suite 101 2458 York Avenue
                          Vancouver, BC, Canada V6K 1E1
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

                       For the Quarter ended June 30, 2000

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

As of June 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 2,682,000.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                      FINANCIAL  STATEMENTS
00-QF2     Un-Audited  Financial  Statements  for  the six months ended June 30,
           2000
--------------------------------------------------------------------------------


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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

     Binary Environments Ltd. of Vancouver, Canada is our new web-master, replacing GetThere.com, of Menlo Park, California.

     Our management is currently working to develop new relationships with strategic key personnel and travel-related tour groups and vacation destinations. Management is confident that through the expertise of the our new web-master many new ideas will emerge into constructive and positive results for our company. One of the new features is a unique software mapping technology that allows users to zoom into specific destinations all around the world.

     We will focus our efforts on site development for the next quarter, with emphasis on making the website user friendly and informative. We are also seeking marketing partners who will develop the website into an educational marketing platform. Our president has over 14 years experience in the education system and sees an opportunity in marketing our services to all school districts in the U.S. and Canada.

     We will address our financing issues, once we have been listed as active on the OTCBB, to continue development of the website and ISP service for our company.


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


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Registrant has had no operations to date, and no revenues or expenses in 1998. Its expenses during 1999, and the first half of year 2000, reflect administrative, legal and professional expenses only, in connection with corporate filings and auditing. It is likely the operational picture for the next twelve months will be dominated by initial operating losses, incurred while revenues build slowly. Building revenues will entail successful establishment of strategic alliances with hotels, airlines, cruise lines, tour organizers and independent booking agents, to promote the use and awareness of the site. The more active the site becomes, independent of booking revenues, the more profitable advertising revenues may be expected to become, both in terms of demand for space, and in terms of the commercial value of advertising on the Registrants site. A fair guess would be that profitability might be realized in the fourth quarter of 2000, and may not be achieved before that time.


                           PART II: OTHER INFORMATION

                           ITEM 1.  LEGAL PROCEEDINGS

                                      NONE

                          ITEM 2.  CHANGE IN SECURITIES

                                      NONE

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      NONE

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      NONE

                           ITEM 5.  OTHER INFORMATION

                                      NONE

                           ITEM 6. REPORTS ON FORM 8-K

                                      NONE

--------------------------------------------------------------------------------
Exhibit                       FINANCIAL  STATEMENTS
00-QF2     Un-Audited  Financial  Statements  for  the six months ended June 30,
           2000
--------------------------------------------------------------------------------


                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended June 30, 2000 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  June  30,  2000


     EWORLD  TRAVEL  CORP.

                        by

/s/Gerald Yakimishyn          /s/Kirt W. James
   Gerald  Yakimishyn            Kirt  W.  James
   President/Director            Secretary/Director

--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT 00-QF2

                         UN-AUDITED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                               EWORLD TRAVEL CORP.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                     And for the period ended June 30, 2000

                                                              June 30,     December 31,
                                                               2000            1999
-------------------------------------------------------------------------------------

    ASSETS
CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,582   $       1,825
------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .      2,582           1,825
====================================================================================
OTHER ASSETS
  Securities . . . . . . . . . . . . . . . . . . . . . .  $   4,387               0
------------------------------------------------------------------------------------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . .      4,387               0
------------------------------------------------------------------------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $   6,969   $       1,825
====================================================================================

    STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable . . . . . . . . . . . . . . . . . . .  $  33,541   $         385
------------------------------------------------------------------------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .     33,541             385
====================================================================================
STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 2,682,000 and
     2,682,000 shares respectively . . . . . . . . . . .  $   2,682   $       2,682
  Additional Paid-In Capital . . . . . . . . . . . . . .     36,118          36,118
  Less: Subscription receivable. . . . . . . . . . . . .          0          (1,000)
  Accumulated Equity (Deficit) . . . . . . . . . . . . .    (65,372)        (36,360)
------------------------------------------------------------------------------------
Total Stockholders' Equity . . . . . . . . . . . . . . .    (26,572)          1,440
------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $   6,969   $       1,825
====================================================================================

   The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                And for the periods ended June 30, 2000 and 1999

                                                                                               From
                                                                                           Inception on
                                  From April     From April   From January   From January   December 10,
                                  1, 2000 to    1, 1999 to    1, 2000 to     1, 1999 to   1998 through
                                    June 30,     June 30,       June 30,     June 30,       June 30,
                                      2000         1999           2000           1999           2000
----------------------------------------------------------------------------------------------------
                             $           0  $         0  $           0  $           0  $           0
Revenues
General and Administrative.          7,824       12,587         29,012         20,491         65,372
Net Loss from Operations. .          7,824       12,587         29,012         20,491         65,372
Net Income (Loss) . . . . .  $       7,824  $    12,587  $      29,012  $      20,491  $      65,372
Loss per Share. . . . . . .  $     0.00292  $   0.00629  $     0.01082  $     0.01025  $     0.02549
Weighted Average
    Shares Outstanding. . .      2,682,000    2,000,000      2,682,000      2,000,000      2,564,860

   The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                             STATEMENTS OF CASH FLOW
                   For the fiscal year ended December 31, 1999
                     And for the periods ended June 30, 2000

                                                                               From inception on
                                                                                December 10,1998
                                                                                     through
                                                            June 30,      June 30,    June 30,
                                                               2000        1999        2000
--------------------------------------------------------------------------------------------
  Operating Activities:
  Net Income (Loss) . . . . . . . . . . . . . .            ($29,012)   ($20,491)   ($65,372)
  Net Cash from Operations. . . . . . . . . . .             (29,012)    (20,491)    (65,372)
  Cash Increase (Decrease) Sale of Stock. . . .               1,000      20,000      38,800
  Cash (Increase) Decrease Accounts receivable.              (4,387)          0      (4,387)
  Cash Increase (Decrease) Accounts payable . .              33,156         491      33,541
  Beginning Cash. . . . . . . . . . . . . . . .               1,825           0           0
  Cash as of Statement Date . . . . . . . . . .  $            2,582   $       0   $   2,582

   The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                 On December 10, 1998, through December 31, 1998
                   For the fiscal year ended December 31, 1999
                       And the period ended June 30, 2000

                                       Additional  Accumulated   Total Stock-
                                       Common      Par           Paid-In        Equity      holders' Equity
                                       Stock       Value         Capital         (Deficit)          (Deficit)
-------------------------------------------------------------------------------------------------------------
Common Stock issued at inception. . .   2,000,000  $      2,000  $      18,000  $       0   $          20,000
Balance at December 31, 1998. . . . .   2,000,000  $      2,000  $      18,000  $       0   $          20,000
                                       ----------  ------------  -------------  ----------  -----------------
Sale of Common Stock
    at $0.025 per share . . . . . . .     672,000           672         16,128          0                   0
Sale of Common Stock
    at $0.20 per share. . . . . . . .      10,000            10          1,990          0                   0
Loss during the period from January 1
    through December 31, 1999 . . . .           0             0              0    (36,360)                  0
Balance at December 31, 1999. . . . .   2,682,000         2,682         36,118    (36,360)              2,440
-------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  for the fiscal period ended December 31, 1999
                and for the periods ended June 30, 1999 and 2000



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

3-PROPERTY  AND  EXECUTIVE  COMPENSATION

(a)     PROPERTY:

     The Company's offices and all of its records are located at 34700 Pacific Coast Highway, Suite 303, Dana Point, California 92624.

                               eWorld Travel Corp.
                          Notes to Financial Statements
                  for the fiscal period ended December 31, 1999
                and for the periods ended June 30, 1999 and 2000
                                    continued

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

5-STOCKHOLDERS'  EQUITY.

The Company is authorized to issue 100,000,000 shares of common stock having a par value of $0.001. In December 1998, 2,000,000 shares of Common Stock, were issued in exchange for $20,000 in cash. In April 1999, 682,000 shares of Common Stock, were issued in exchange for $18,800 in cash.