Form 10QSB/A
period 2000-06-30
EWORLD TRAVEL CORP
filed 2000-08-03
CIK 1076505

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


                                   FORM 10-QSB-A1

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

This filing is being made to correct errors in the financial statements. The Last two lines were omitted from the Stockholders Equity Table.

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

                                                                                               From
                                                                                           Inception on
                                  From April     From April   From January   From January   December 10,
                                  1, 2000 to    1, 1999 to    1, 2000 to     1, 1999 to   1998 through
                                    June 30,     June 30,       June 30,     June 30,       June 30,
                                      2000         1999           2000           1999           2000
----------------------------------------------------------------------------------------------------
                             $           0  $         0  $           0  $           0  $           0
Revenues
General and Administrative.          7,824       12,587         29,012         20,491         65,372
Net Loss from Operations. .          7,824       12,587         29,012         20,491         65,372
Net Income (Loss) . . . . .  $       7,824  $    12,587  $      29,012  $      20,491  $      65,372
Loss per Share. . . . . . .  $    (0.00292) $  (0.00629) $    (0.01082) $    (0.01025) $    (0.02549)
Weighted Average
    Shares Outstanding. . .      2,682,000    2,000,000      2,682,000      2,000,000      2,564,860

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

                                       Additional  Accumulated   Total Stock-
                                       Common      Par           Paid-In        Equity      holders' Equity
                                       Stock       Value         Capital         (Deficit)          (Deficit)
-------------------------------------------------------------------------------------------------------------
Common Stock issued at inception. . .   2,000,000  $      2,000  $      18,000  $       0   $          20,000
Balance at December 31, 1998. . . . .   2,000,000  $      2,000  $      18,000  $       0   $          20,000
                                       ----------  ------------  -------------  ----------  -----------------
Sale of Common Stock
    at $0.025 per share . . . . . . .     672,000           672         16,128          0                   0
Sale of Common Stock
    at $0.20 per share. . . . . . . .      10,000            10          1,990          0                   0
Loss during the period from January 1
    through December 31, 1999 . . . .           0             0              0    (36,360)                  0
Balance at December 31, 1999. . . . .   2,682,000         2,682         36,118    (36,360)              2,440

Loss during the period from January 1
Through June 30, 2000                           0             0              0    (29,012)                  0

Balance at June 30, 2000                2,682,000         2,682         36,118    (65,372)            (26,572)

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