Form 10QSB
period 2000-09-30
EWORLD TRAVEL CORP
filed 2000-10-31
CIK 1076505

--------------------------------------------------------------------------------
                                Gerald Yakimishyn
                                    PRESIDENT
                               eWorld Travel Corp.
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                    For the Quarter ended September 30, 2000

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

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 2,682,000.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
  Exhibit                        FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
00-QF3 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------


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

     Binary Environments Ltd. of Vancouver, Canada is our new web-master, replacing GetThere.com, of Menlo Park, California.

     Our management is currently working to develop new relationships with strategic key personnel and travel-related tour groups and vacation destinations. Management is confident that through the expertise of our new web-master many new ideas will emerge into constructive and positive results for our company. One of the new features is a unique software mapping technology that allows users to zoom into specific destinations all around the world.

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

     We have been listed for trading on the OTCBB, on or about October 3, 2000. We are now exploring various options for financing to continue development of the website and ISP service for our company.


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


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Registrant has had no operations to date, and virtually no revenues or expenses since inception. Its expenses during 1999, and the first three-quarters of year 2000, reflect administrative, legal and professional expenses only, in connection with corporate filings and auditing. It is likely the operational picture for the next twelve months will be dominated by initial operating losses, incurred while revenues build slowly. Building revenues will entail successful establishment of strategic alliances with hotels, airlines, cruise lines, tour organizers and independent booking agents, to promote the use and awareness of the site. The more active the site becomes, independent of booking revenues, the more profitable advertising revenues may be expected to become, both in terms of demand for space, and in terms of the commercial value of advertising on the Registrants site. A fair guess would be that profitability might be realized in the fourth quarter of 2000, but may not be achieved even then.

     A fair reading of our financial statements (selected information following) must alert the reader to the existence of some degree of doubt that we can continue as a going concern.

Balance Sheet . . . .   9/30/00   12/31/99
------------------------------------------
Cash. . . . . . . . .  $  1,499  $   1,825
Marketable Securities     4,002          0
==========================================
Total Assets. . . . .     5,501      1,825
Accounts Payable. . .    42,225        385
Other . . . . . . . .         0          0
==========================================
Total Liabilities . .    42,225        385

THIRD QUARTER                                                                        Inception
                                                                                      Dec 10,
                                                                                       1998
                                                                                         to
 Operations                               July 1 to Sept 30         Jan 1 to Sept 30   Sept 30
                                        2000               1999      2000      1999      2000
----------------------------------------------------------------------------------------------
Misc Revenues:. . . . . .                 77                  0        77         0        77
 Total Revenues . . . . .                 77                  0        77         0        77
General & Administrative.             10,152             12,587    39,164    20,491    75,524
 Total Expenses . . . . .             10,152             12,587    39,164    20,491    75,524
Net (Loss). . . . . . . .            (10,075)           (12,587)  (39,087)  (20,491)  (75,447)


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

                                      NONE

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      NONE

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      NONE

                           ITEM 5.  OTHER INFORMATION

                                      NONE

                           ITEM 6. REPORTS ON FORM 8-K

                                      NONE

                                  Exhibit Index

--------------------------------------------------------------------------------
Exhibit                       FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF3 Un-Audited Financial Statements for the three months and nine months ended September 30, 2000
--------------------------------------------------------------------------------



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended September 30, 2000 has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  September  30,  2000


                               EWORLD TRAVEL CORP.

                                      by

/s/Gerald Yakimishyn          /s/Kirt W. James
   Gerald  Yakimishyn            Kirt  W.  James
   president/director            secretary/director

--------------------------------------------------------------------------------
                             EXHIBIT EXHIBIT 00-QF3

                         UN-AUDITED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                              EWORLD TRAVEL, CORP.
                            BALANCE SHEET (UNAUDITED)
                   For the fiscal year ended December 31, 1999
                     And the period ended September 30, 2000

                                                        September 30,    December 31,
                                                            2000            1999
                                                         (Unaudited)
---------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $        1,499   $       1,825
                                                        --------------   --------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .           1,499           1,825
OTHER ASSETS
Marketable Securities. . . . . . . . . . . . . . . . .  $        4,002   $           0
                                                        --------------   --------------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .           4,002               0

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $        5,501   $       1,825
                                                        ==============   ==============
STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .  $       42,225   $         385
                                                        --------------   --------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .          42,225             385
                                                        --------------   --------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 2,682,000 and
   2,682,000 shares respectively . . . . . . . . . . .  $        2,682   $       2,682

Additional Paid-In Capital . . . . . . . . . . . . . .          36,118          36,118
Less: Subscription receivable. . . . . . . . . . . . .             -0-          (1,000)
Accumulated Equity (Deficit) . . . . . . . . . . . . .         (75,524)        (36,360)
                                                        --------------   --------------
Total Stockholders' Equity . . . . . . . . . . . . . .         (36,724)          1,440
                                                        --------------   --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $        5,501   $       1,825
                                                        ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                              EWORLD TRAVEL, CORP.
              STATEMENT OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
                For the periods ended September 30, 2000 and 1999

                                                                                                    From
                                                                                                Inception on
                                 From July       From July       From January    From January    December 10,
                                1, 2000 to.      1, 1999 to      1, 2000 to      1, 1999 to     1998 through
                               September 30,    September 30,   September 30,   September 30,   September 30,
                                       2000            1999            2000            1999           2000
-------------------------------------------------------------------------------------------------------------
Revenues                     $           77             -0-  $           77             -0-  $          77
                             --------------  --------------  --------------  --------------  -------------
General and Administrative.          10,152          12,587          39,164          20,491         75,524

Net Loss from Operations. .          10,075          12,587          39,087          20,491         75,447
                             --------------  --------------  --------------  --------------  -------------
Net Income (Loss) . . . . .  $       10,075  $       12,587  $       39,087  $       20,491  $      75,447
                             ==============  ==============  ==============  ==============  =============
Loss per Share. . . . . . .  $      0.00376  $      0.00629  $      0.01457  $      0.01025  $     0.02942
                             ==============  ==============  ==============  ==============  =============
Weighted Average
    Shares Outstanding. . .       2,682,000       2,000,000       2,682,000       2,000,000      2,564,860
                             ==============  ==============  ==============  ==============  =============


   The accompanying notes are an integral part of these financial statements.

                              EWORLD TRAVEL, CORP.
             STATEMENTS OF STOCKHOLDERS' EQUTIY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                 On December 10, 1998, through December 31, 1998
                   For the fiscal year ended December 31, 1999
                     And the period ended September 30, 2000

                                                               Additional     Accumulated     Total Stock-
                                       Common      Par           Paid-In        Equity      holders' Equity
                                       Stock       Value         Capital         (Deficit)      (Deficit)

Common Stock issued at inception. . .   2,000,000  $      2,000  $      18,000  $       0   $         20,000

Balance at December 31, 1998. . . . .   2,000,000  $      2,000  $      18,000  $       0   $         20,000
                                       ----------  ------------  -------------  ----------  -----------------
Sale of Common Stock
    at $0.025 per share . . . . . . .     672,000           672         16,128          0                  0

Sale of Common Stock
    at $0.20 per share. . . . . . . .      10,000            10          1,990          0                  0

Loss during the period from January 1
    through December 31, 1999 . . . .           0             0              0    (36,360)                 0

Balance at December 31, 1999. . . . .   2,682,000  $      2,682  $      36,118   ($36,360)  $          2,440
                                       ----------  ------------  -------------  ----------  -----------------
Loss during the period from January 1
    through September 30, 2000. . . .           0             0              0    (39,164)                 0

Balance at September 30, 2000 . . . .   2,682,000  $      2,682  $      36,118   ($75,524)          ($36,724)
                                       ----------  ------------  -------------  ----------  -----------------

   The accompanying notes are an integral part of these financial statements.

                              EWORLD TRAVEL, CORP.
                             STATEMENTS OF CASH FLOW
                For the periods ended September 30, 2000 and 1999

                                                                                       From inception on
                                                                                         December 10,1998
                                                                                             through
                                                       September 30,      September 30,    September 30,
                                                             2000             1999             2000
Operating Activities:

Net Income (Loss) . . . . . . . . . . . . . .            ($39,164)        ($20,491)        ($75,524)

Net Cash from Operations. . . . . . . . . . .             (39,164)         (20,491)         (75,524)

Cash Increase (Decrease) Sale of Stock. . . .               1,000           20,000           38,800

Cash (Increase) Decrease Accounts receivable.              (4,387)               0           (4,387)

Cash Increase (Decrease) Accounts payable . .              42,225              491           42,610

Beginning Cash. . . . . . . . . . . . . . . .               1,825                0                0

Cash as of Statement Date . . . . . . . . . .  $            1,499   $            0   $        1,499

   The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                  for the fiscal period ended December 31, 1999
              and for the periods ended September 30, 1999 and 2000


NOTES  TO  FINANCIAL  STATEMENTS

eWorld Travel Corp. ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 1999.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.