Form 10KSB
period 2000-12-31
EWORLD TRAVEL CORP
filed 2001-02-14
CIK 1076505

--------------------------------------------------------------------------------
                                Gerald Yakimishyn
                                    PRESIDENT
                              eWorld Travel, Corp.
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------

                                  FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:  000-28429

                           For the Year ended 12/31/00


                               EWORLD TRAVEL CORP.

Nevada                                                                68-0423301
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

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/00:

 the number of shares outstanding of the Registrant's Common Stock was 2,682,000.

 the aggregate number of shares held by non-affiliates was approximately 1,012,000 shares.

Exhibit  Index  is  found  on  page  13

PART  I                                                                        3

Item  1.  Description  of  Business                                            3

Item  2.  Description  of  Property                                            5

Item  3.  Legal  Proceedings                                                   5

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          5

PART  II                                                                       5

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               5
      (a)  Market  Information                                                 5
      (b)  Holders                                                             6
      (c)  Dividends                                                           6
      (d)  Sales  of  Unregistered  Common  Stock  2000                        6

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        6
      (a)  Plan  of  Operation:  Twelve  Months                                6
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          7
      (c)  Future  Prospects                                                   8

Item  7.  Financial  Statements                                                9

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          10

PART  III                                                                     10

Item  9.  Directors and Executive Officers, Promoters and Control Persons     10

Item  10.  Executive  Compensation                                            11

Item  11.  Security Ownership of Certain Beneficial Owners and Management     11
      (a)  Security  Ownership  of  Management                                11
      (b)  Security  Ownership  of  Certain  Beneficial  Owners               11
      (c)  Changes  in  Control                                               11

Item  12.  Certain  Relationships  and  Related  Transactions                 13

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   13
      (a)  Financial  Statements                                              13
      (b)  Form  8-K  Reports                                                 13
      (c)  Exhibits                                                           13

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


(A) HISTORICAL INFORMATION. eWorld Travel Corp., was organized as a closely held Nevada Corporation, on December 9, 1998. On or about January 4, 1999, we extended a limited offering, pursuant to Rule 504, of Regulation D, as then promulgated by the Securities and Exchange Commission. The offering was 2,000,000 shares of common stock, at $0.01 per share, to twenty investors, including the founders and initial affiliates. The 2,000,000 shares were subscribed for and placed to sophisticated investors, with pre-existing relationships to us. On March 1, 1999, we authorized an additional placement of 672,000 additional shares of common stock, at $0.25 per share, pursuant to the Rule, to eight sophisticated investors, all of whom had previous relationships with us, and many of whom had invested in the initial 2,000,000 share offering. On March 31, 1999, we accepted two additional subscriptions from two accredited investors, for a total of 10,000 shares of common stock, at $0.20 per share, also pursuant to Rule 504. As a result of the foregoing, we have 2,682,000 shares of common stock issued and outstanding.

(B)  THE  BUSINESS  OF  REGISTRANT  AND  ITS  SUBSIDIARIES.

      (1) PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS. We are a market driven company created for the purpose of providing Internet-based online travel services for business and leisure travelers. From our web site, prospective customers can search for and book airline flights, car rentals, hotel vacations and other services from the convenience of their personal computers. The travel industry represents a large and lucrative market, with an estimated total value of as much as $2 trillion, annually, according to the World Tourism Organization. Global spending on travel and tourism has more than doubled in the decade as the standard of living of many or most people in the world has risen, and as more countries have become accessible to tourism. In 1997, spending in the United States by domestic and international travellers generated more than $502 billion. It is from this enormous market that U.S. travel agencies and tour operators earn their sizable revenues. In the United States, the tourism industry is currently the third largest retail industry, behind automotive and food stores. Online travel services were the first real example of online commerce in the business sector, increasing efficiently and reducing the expense of travel planning. Online travel revenues can be expected to grow exponentially over the next five years, as computer users discover the convenience and ease of booking online. Internet users booked $276 million in travel services in 1996. In 1997, sales tripled to $827 million. By the year 2000, the size of the online travel industry is believed by management to have reached $9 billion, with airline tickets accounting for 73 percent of sales. Solomon Brothers has said that real-time travel information was the "third revolution" in the airline industry, after the launch of jet aircraft in the 1950's, and the deregulation in the late 70's. Commonly known research studies have suggested that online travel services could be one of the fastest-growing segments of electronic commerce over the internet.

      (2) DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES. Our web site is on the World Wide Web at www.eworld.com. The site provides customers with an intuitive interface of real-time data. By linking to the industry's computer reservation services, the site searches Apollo, Sabre, Worldspan, and System One data bases and provides customers with travel information and reservation capabilities 24 hours per day. Visitors to the site will have access to more than 500 airlines, 50 car rental companies, and 33,000 hotels. These extensive services are made possible through a partnership with Travelocity.com, Inc., out of Fort Worth, Texas ("Travelocity"). We have linked with Travelocity to provide the "booking engine" to our web site, thereby accessing Travelocity's extensive computer data bases, technology, services and support system. Linking the web site to Travelocity's system via the Internet will reduce significantly our start-up time and costs. In exchange, Travelocity receives transaction fees for providing turnkey ticket fulfillment. This relationship will free us to focus our attention and resources on generating revenues from travel booking services and advertising placed on the site. Our web site manager is Binary Environments, Ltd., an Internet company and website host, located in Vancouver BC Canada, specializing in the development of Web applications. It is owned by Lindi Coupples, (604) 733-4060.

      (3)  STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR SERVICE. None.

      (4) COMPETITIVE BUSINESS CONDITIONS AND THE SMALL BUSINESS ISSUER'S COMPETITIVE POSITION IN THE INDUSTRY. Competition in the Internet Travel Service industry is intensely competitive, and the intensity of such competition can only increase as the market expands. It is extremely significant that ease of entry into the area of our business is practical for customers. It is notable that many major credit cards, banks and other large institutions presently compete in this area, offering some services to their established customers, and that competition with such institutional giants will continue to present a challenge to us.

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

      (9) EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS. Not applicable.

      (10) ESTIMATE OF AMOUNT SPENT ON RESEARCH AND DEVELOPMENT IN EACH OF LAST TWO YEARS. None.

      (11) COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS. Not applicable.

      (12)  NUMBER  OF  TOTAL  EMPLOYEES  AND  FULL-TIME  EMPLOYEES.  None.

      (13) YEAR 2000/2001 COMPLIANCE, EFFECT ON CUSTOMERS AND SUPPLIERS. We are not aware of any Year 2000/2001 compliance issues which would affect customers or suppliers, specifically. Any Internet company shares the general risks of interference with the system as a whole, or of some unforeseeable segment. We have made a reasonable series of inquires of those upon whom its business depends directly, and are informed and believes that it is as Y2K compliant as is reasonably possible, and foresees no Y2K effect upon its business or business plan.

(C) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(D) PLANNED ACQUISITIONS. There are no planned acquisitions. We are continuously investigating means to enhance shareholder value. Synergistic acquisitions in the future are open to consideration.

(E) EMPLOYEES. We have two Officers/Directors and no other employees at this time.

                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property and enjoy the non-exclusive use of offices and telephone of our officers and consultant at the present time. We are billed for consulting services, which billing includes all such amenities provided.


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Our Annual Meeting of Shareholders was held on May 1, 2000. The following proposals were submitted to shareholders and approved:

1. Reelect the two existing Directors to serve until the next meeting of shareholders.

2. Ratify the engagement of Crouch, Bierwolf & Chisholm, certified public accountants, as our Corporate Auditors, to review and comment upon our financial statements.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. The Common Stock of this Issuer is now quoted Over the Counter on the Bulletin Board ( OTCBB )(November 2000) and previously on the NQB "Pink Sheets". We have one class of securities, Common Voting Equity Shares ( Common Stock ). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided:


period .      high bid       low bid     volume
1st 2000          Not Available
2nd 2000          Not Available
3rd 2000          Not Available
4th 2000           9/16      1/4         85,000


     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. The source of the information is bigcharts.com.

 (B) HOLDERS. Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 2000, was 21.

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK  2000.  None


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION: TWELVE MONTHS. The initial plan remains to take optimal advantage of the burgeoning market by positioning us as a one-stop shop, for travellers worldwide, offering the widest possible range of travel information, services and products. This is considered an ambitious but achievable plan. As the market has deflated in the past few months, expanded business and website development have been deferred. The initial revenue generation is expected to be generated from advertisers on the web site, and gradually shifting in favor of customer bookings. We will expand with offerings of travel related products over time. While there can be no assurance of success, we believe that the site will attract the attention of travellers, by means of the extensive array of free travel information available, and its ease of use. Website development expected to be completed by the end of the current year has been deferred in response to current market conditions. Management reports that we continue to explore new revenue sources and internet travel solutions. As the market headed into the close of year 2000, all indicators relied upon by management were decidedly negative toward any proposed capital formation or business development of new internet businesses. Implementation of strategic software solutions in a volitive downward-trending marketplace did not make good sense to management. We would expect to obtain a working office, and to furnish it with office equipment and one or two ordinary personal computers. We do not require an expensive server or database system because of our agreement with Travelocity's website and use of their web network. We would expect to employ a manager and two sales personnel when operations are launched. This may occur in the first half of year 2001, if market conditions improve.

     The  following  discussion identifies more specifically our deferred plans:
Binary Environments has worked and will resume work on mapping software exclusively for us; research and development of high-school and collegiate target marketing programs to be incorporated into our site. Future plans include acquisition of a fully-scalable web server, with a hardware cost of approximately $15,000, postponed.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS: TWELVE MONTHS. Because of market conditions we have estimated and continue to estimate that we will require about $125,000.00 to $150,000.00 in new financing, during the next twelve months, with which to launch and sustain our operations. The company will endeavor to develop strategic alliances with existing travel service companies and develop a more "hands-on" business strategy. While no specific financing program has been fixed or adopted, we intend to raise these funds by the private placement of up to 1,000,000 new investment shares of common stock, at approximately $0.20 per share, to sophisticated, accredited and institutional investors. Last Quarter market conditions were unfavorable to our launch of these programs. They have been deferred.

     CAUTIONARY STATEMENT: There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.


 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Selected financial information and discussion is provided, as follows:

Balance Sheet: . . . . . . . . .  December 31    December 31
Selected Information . . . . . .          2000           1999
--------------------------------  -------------  -------------
Cash and Equivalents . . . . . .  $      1,133   $      1,825
Accounts Receivable. . . . . . .             0              0
--------------------------------  -------------  -------------
Current Assets . . . . . . . . .         1,133          1,825
Investments: Available for Sale.           415              0
                                  -------------  -------------
Other Assets . . . . . . . . . .           415              0
--------------------------------  -------------  -------------
Total Assets . . . . . . . . . .         1,548          1,825
                                  =============  =============
Accounts Payable . . . . . . . .         7,400              0
Advances (Related Party) . . . .             0           385
Notes Payable (Related Party). .        41,685
Total Liabilities. . . . . . . .        49,085            385
Common Stock . . . . . . . . . .         2,682          2,682
                                  -------------  -------------
Paid-in Capital. . . . . . . . .        36,118         36,118
Less: Subscription Receivable. .             0        (1,000)
Accumulated Comprehensive
(Loss) . . . . . . . . . . . . .       (12,185)             0
Accumulated Deficit. . . . . . .       (74,152)       (36,360)
                                  -------------  -------------
Total Equity . . . . . . . . . .       (47,537)         1,440
                                  -------------  -------------
Total Liabilities and Equity . .         1,548          1,825
                                  =============  =============

     During 1999, an officer and shareholder paid expenses on behalf of the Company in the amount of $385. During 2000, an officer and shareholder loaned the Company $41,685. The note is non-interest bearing and payable upon demand.

     During 1999, we issued 672,000 shares of common stock for cash of $16,800 and 10,000 shares of common stock for cash of $1,000 and a subscription receivable of $1,000. During 1998, we issued 2,000,000 shares of common stock for a subscription receivable of $20,000. We received the $20,000 in January 1999.

     In January 2000, our notes receivable of $3,351, was exchanged for a marketable equity security valued at $12,600. A gain of $9,249 was recognized on the exchange. As of December 31, 2000, the estimated fair value of the security is $415. The unrealized loss of $12,185 has been recognized as an accumulated comprehensive loss.


     We have recorded no revenues, and our deficit from operations has increased substantially.

                                                 Inception    Inception
                                     For the      March 26,    March 26,
                                      Years.        1999         1999
                                      ended.         to           To
                                     December     December     December
                                        31           31           31
                                      2000         1999         2000
 Operations
 Selected Information
Revenues:. . . . . . . . . . .  $        0   $        0   $        0
                                -----------  -----------  -----------
 Total Revenues. . . . . . . .           0            0            0
(Expenses):. . . . . . . . . .     (47,041)     (36,360)     (83,401)
------------------------------  -----------  -----------  -----------
   General & Administrative
 Total Expenses. . . . . . . .     (47,041)     (36,360)     (83,401)
Net Operating (Loss) . . . . .     (47,041)     (36,360)     (83,401)
------------------------------  -----------  -----------  -----------
Other Income (Expense):. . . .       9,249            -        9,249
==============================  ===========  ===========  ===========
   Gain on retirement of debt
 Total Other . . . . . . . . .       9,249            0        9,249
Net (Loss) . . . . . . . . . .     (37,792)     (36,360)     (74,152)
------------------------------  -----------  -----------  -----------
Net Loss per share . . . . . .        (.01)        (.01)        (.03)
==============================  ===========  ===========  ===========
Weighted average shares. . . .   2,682,860    2,618,860    2,564,860
outstanding



     Reference is made to NOTE 2 of our financial statements, Going Concern. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses and is dependant upon raising capital to continue operations. The financial statements do not include any adjustments that might arise from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue."

     Reference is made to Note 3, Development Stage Company, of our financial statements: "The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and defining its business operations in order to generate significant revenues.

     A mature and business-like analysis of our operations and resulting condition strongly suggests that we need to find a partner, with some capital or operations, to assist us in realizing the objectives of our business plan.


 (C) FUTURE PROSPECTS. The development of a niche market for eWorld Travel remains the major focus for management. As several vertical markets have grown within the last few months, in areas of travel management software and wireless web access for travellers, certain markets are just now beginning to realize a significant potential. The international appeal of internet travel has been a positive direction for internet-based travel. Management has investigated several vertical markets and is confident that the best business development direction will be found for us. A potential partnering strategy is being investigated as the wireless environment is now very mobile. Networking alliances with internet hardware providers is also being investigated.

     Management has had several constructive discussions in December 2000, with several groups interested in co-development of our software and website integration with selected vertical market travel service providers. We are seeking alliances to further enhance growth. Some of these potential alliances offer exclusive information services and bookings which appeal to selected travellers. We are investigating the development of specific software using a Florida company (Pro Logic Computer Systems, Inc.) for access rights to its existing Application Service Provider, in order to private-label the eWorld air, car rental and hotel booking programs. In addition, Pro Logic would also provide the software for the fulfillment mechanism of all travel bookings. The Pro Logic, TourPro Reservation System boasts a real-time connectivity to Amedeus, Sabre and Apollo, for intelligent robotic bookings. The TourPro may be accessed via standard internet connections for home-based reservation agents or major customers. This area of service will give us a new added feature to us, which clients can use on a regular basis for travel planning and real-time air and hotel pricing schedules. The TourPro staff has developed a powerful programming team able to provide our website with a comprehensive solution package for all of our clients.

     We will implement our development plans as soon as funding becomes available. We have had serious discussions with key management of Simply Travel.com, an internet travel service portal, for possible development of strategic alliances in several vertical markets in British Columbia, Canada, with a view to destinations like Whistler and Vancouver Islands. Simply Travel is also expanding its vertical market to Hawaii. We also foresee steady growth opportunities in the ski-destination market and cruise ship bookings.

     CAUTIONARY STATEMENT REPEATED: There can be no assurance that we will be successful in raising capital through private placements, business combinations or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing, merger or joint-venture could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. Even if we are successful in raising capital in a timely manner and on terms acceptable to us and our shareholders, there are innumerable risks of business failure that haunt the path to profitability. We may not prove competitive in our areas of focus. Funding may not prove adequate to see us through our development stage. We are virtually a start-up company with all of the risks which attend new ventures.



                         ITEM 7.  FINANCIAL STATEMENTS.

     Please see the Exhibit Index found on page 13 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein. Additionally, our Balance Sheet and Statement of Operations are substantially reproduced in the preceding Item 6(b).

             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.


                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The following persons are our Directors, having taken office from the inception of the issuer, to serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined.

     Gerald Yakimishyn, age 47, President, Founder and Director, will be coordinating our administrative efforts, and will guide it in its implementation of its strategic business plan. Mr. Yakimishyn has a diverse background ranging from hands-on, in-the-field mineral exploration experience, to leadership in secondary-level industrial education. He was a Surrey School District administrator for 14 years, before his move into the private industry. Mr. Yakimishyn was instrumental in the management and capitalization of Pierce Mountain Resources, Carmelita Resources Limited and Meridian Mercantile, Inc., a merchant banking organization; before joining Sino Pacific Development in 1996. He became CEO and President of Sino Pacific Development in 1997. He was an investor and Director of MarketCentral.Net, an emerging internet company, during its recent organization and launch, retiring November 17, 1999. Mr. Yakimishyn devotes only such time to our business as is necessary to perform his duties as an officer and director.

     Kirt W. James, age (43), Secretary and Director, has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became President of HJS Financial Services, Inc., and was responsible for the day to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. He remains the President and Sole Shareholder of HJS, which is presently substantially inactive. During the past five years Mr. James has been involved in the valuation of private companies for internal purposes, and as a consultant to private companies engaged in the private sale and acquisition of other private businesses. He has also assisted private and public companies in planning for entry into the public market place. Mr. James is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. Mr. James devotes only such time to our business as is necessary to perform his duties as an officer and director. The following disclosure identifies those public companies with which he has been involved during the past five years:

     For the past five years, and currently, Mr. James has been an Officer of Intrepid International, Ltd., a Nevada Corporation, providing consulting and management services to emerging public and private corporations, on a time-fee basis. Intrepid is a consultant to this corporation, and Mr. James serves on our board as a part of such service. Currently, Mr. James is an Officer/Director of Oasis Entertainment Corporation (a private corporation currently involved in the promotion of entertainment projects. Mr. James is a principal officer and entrepreneur with respect to this corporation. This corporation never made any offerings or received any investors money. Its shares have never traded publicly or privately); Oasis Entertainment's 4th Movie Project, Inc. (a corporation engaged in the production of and investment in entertainment projects. It is actively engaged in business. Its shares have never traded;) EditWorks, Ltd. (incorporated in the State of Nevada on August 20, 1998, for the purpose of establishing a computer aided, post-production editing service for various media businesses. It is an active operating company. This company trades actively on the OTCBB;) North American Security & Fire (an operating company, in the business of fire prevention, and the installation of alarm and security systems. This company is not currently quoted on the OTCBB or NQB Pink sheets, and its shares are not trading;) DP Charters, Inc. (a business venture incorporated in Nevada on December 18, 1997 with the intention of initiating a charter yacht service from the Dana Point Harbor, Orange County, California. The Issuer later expanded its business plan to include the organization of scuba dive tours at various world locations. It's business has recently been further expanded and has been renamed TriLucent Technologies, Inc. During the past five years, Mr. James has served also as an officer or director of the following public, or semi-public companies. Earth Industries, Inc.; HomeTeach.com); NSJ Mortgage Capital Corporation, Inc.; Market Formulation & Research; PNG Ventures, Inc. and Last Company Clothing, Inc.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     Our Officers and Directors serve without compensation at this time. No plan of compensation has been adopted or is under consideration at this time. None of the Directors currently receives, or has ever received, any salary from us in their capacities as such. No officers or directors are under an employment contract with us. We have no retirement, pension, profit sharing, or insurance or medical reimbursement plans. Mr. James, our Secretary/Treasurer, is an officer of Intrepid International, Ltd., a Nevada Corporation, which performs corporate services to us on a time-fee basis. Mr. James receives no special or extra-compensation by Intrepid, by reason of his service as Officer or Director of this corporation.

     Management reports its expectation that its Officers and Directors will be compensated in stock during year 2001; however the Board of Directors has taken no formal action in this regard.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


 (A) SECURITY OWNERSHIP OF MANAGEMENT. To the best of our knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of us, known to or discoverable by us. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent. Please refer to explanatory notes if any, for clarification or additional information.

 (B) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of our knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable us, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

 (C) CHANGES IN CONTROL. There are no arrangements known to us, including any pledge by any persons, of securities of this corporation, which may at a subsequent date result in a change of control of the Issuer.

                                SECURITY TABLE A

 Name and Address of Officer/Director.           Share       Share
                                                Ownership      %     Attribution     %
----------------------------------------------------------------------------------------
Gerald Yakimishyn (1). . . . . . . . . . . . .    360,000    13.42    1,570,000    58.54
11270 Chalet Road
Sidney B.C. Canada V8L 5M1 President/Director
Kirt W. James (2). . . . . . . . . . . . . . .          0     0.00      100,000     3.73
24843 Del Prado #318
Dana Point CA 92629 Secretary/Treasurer
Officers and Directors as a Group. . . . . . .    360,000    13.42    1,670,000    62.27
Total Shares Issued and Outstanding. . . . . .  2,682,000   100.00    2,682,000   100.00
==============================================  =========  =======  ===========  =======


                                SECURITY TABLE B


Name and Address of Beneficial Owner.  Share      Share
                                       Ownership       %  Attribution       %
-----------------------------------------------------------------------------
Sharon Yakimishyn (1) . . . . . . . .    160,000    5.97    1,570,000   58.54
11270 Chalet Road
Sidney B.C. Canada V8L 5M1
-----------------------------------------------------------------------------
GSMY Development Ltd. (1) . . . . . .    150,000    5.59    1,570,000   58.54
11270 Chalet Road
Sidney B.C. Canada V8L 5M1
-----------------------------------------------------------------------------
Travis Yakimishyn (1) . . . . . . . .    160,000    5.97    1,570,000   58.54
11270 Chalet Road
Sidney B.C. Canada V8L 5M1
-----------------------------------------------------------------------------
Troy Yakimishyn (1) . . . . . . . . .    160,000    5.97    1,570,000   58.54
11270 Chalet Road
Sidney B.C. Canada V8L 5M1
Alysha Yakimishyn (1) . . . . . . . .    160,000    5.97    1,570,000   58.54
11270 Chalet Road
Sidney B.C. Canada V8L 5M1
-----------------------------------------------------------------------------
San Juan Capital Corp. (1). . . . . .    260,000    9.69    1,570,000   58.54
11270 Chalet Rd.
Sidney B.C. Canada
-----------------------------------------------------------------------------
G.S.M.Y. Development Ltd. (1) . . . .    160,000    5.97    1,570,000   58.54
11270 Chalet Rd.
Sidney B.C. Canada V8L 5M1
-----------------------------------------------------------------------------
Shibewalt Management, Inc. (2). . . .    100,000    3.73      100,000    3.73
24843 Del Prado #318
Dana Point CA 92629
-----------------------------------------------------------------------------


(1) These shares are attributed as if common ownership among Mr. Yakimishyn and his personal and corporate family.

(2) Shibewalt Management, Inc. is a private corporation wholly-owned by Mr. James. Mr. James is an Officer of our consultant and service provider, Intrepid International Ltd. Intrepid is not a shareholder of this corporation. Please see Relationships and Transactions, Item 12 following.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. James, ours Secretary/Treasurer, is an officer of Intrepid International, Ltd., a Nevada Corporation, which performs corporate services to us on a time-fee basis. Intrepid has no security interest in this corporation. As part of this arrangement, Intrepid's General Counsel, William Stocker serves as Special Securities Counsel to us. Mr. Stocker has also served as Counsel to Mr. James from time to time.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  FINANCIAL  STATEMENTS.  Please  see  Exhibit  Index  following.

 (B)  FORM  8-K  REPORTS.  None

 (C)  EXHIBITS.  Please  see  Exhibit  Index  following.



Exhibit                                                                Page
Number      Table  Category  /  Description  of  Exhibit              Number
--------------------------------------------------------------------------------
                   [3]   ARTICLES OF INCORPORATION AND BY-LAWS
--------------------------------------------------------------------------------
3.1     ARTICLES OF INCORPORATION                                             15
3.2     BY-LAWS                                                               17
--------------------------------------------------------------------------------
                              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
KF-00     Audited Financial Statements for the years ended December 31, 2000,
          1999.                                                               26
--------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                               EWORLD TRAVEL CORP.

Dated:  February  9,  2001
                                       by


/s/Gerald Yakimishyn            /s/Kirt W. James
   Gerald  Yakimishyn              Kirt  W.  James
   president/director              secretary/director

                                       14


--------------------------------------------------------------------------------
                                   EXHIBIT 3.1

                            ARTICLES OF INCORPORATION
--------------------------------------------------------------------------------

                            ARTICLES OF INCORPORATION
                                       OF
                               EWORLD TRAVEL CORP.


     ARTICLE  I.  The  name  of  the  Corporation  is  EWORLD  TRAVEL  CORP.

     ARTICLE II. Its principal office in the State of Nevada is 774 Mays Blvd. #10, Incline Village NV 89451. The initial resident agent for services of process at that address is N&R Ltd. Group, Inc

     ARTICLE III. The purposes for which the corporation is organized are to engage in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America. The period of existence of the corporation shall be perpetual.

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


                               /s/William Stocker
                                 William Stocker
                                 attorney at law
                                  Incorporator

                                       16


--------------------------------------------------------------------------------
                                   EXHIBIT 3.2

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


                                   ARTICLE II
                             SHAREHOLDERS' MEETINGS

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

     At all meetings of the stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by his duly authorized attorney in fact. Such proxy shall be filed with the secretary of the corporation before or at the time of the meeting. Such proxies may be deposited by electronic transmission.

SECTION  8.  VOTING.

     Each stockholder entitled to vote in accordance with the terms and provisions of the certificate of incorporation and these by-laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such shareholder. Upon the demand of any stockholder, the vote for directors and upon any question before the meeting shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of Nevada.

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

SECTION  11.  BOOKS  AND  RECORDS.

     The Books, Accounts, and Records of the corporation, except as may be otherwise required by the laws of the State of Nevada, may be kept outside of the State of Nevada, at such place or places as the Board of Directors may from time to time appoint. The Board of Directors shall determine whether and to what extent the accounts and the books of the corporation, or any of them, other than the stock ledgers, shall be open to the inspection of the stockholders, and no stockholder shall have any right to inspect any account or book or document of this Corporation, except as conferred by law or by resolution of the stockholders or directors. In the event such right of inspection is granted to the Stockholder(s) all fees associated with such inspection shall be the sole expense of the Stockholder(s) demanding the inspection. No book, account, or record of the Corporation may be inspected without the legal counsel and the accountants of the Corporation being present. The fees charged by legal counsel and accountants to attend such inspections shall be paid for by the Stockholder demanding the inspection.


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

SECTION  2.  ELECTION  AND  TERM  OF  OFFICE.

     The officers of the corporation to be elected by the directors shall be elected annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. In the event that no election of officers be held by the directors at that time, the existing officers shall be deemed to have been confirmed in office by the directors.

SECTION  3.  REMOVAL.

     Any officer or agent elected or appointed by the directors may be removed by the directors whenever in their judgement the best interest of the corporation would be served thereby, but such removal shall be without prejudice to contract rights, if any, of the person so removed.

SECTION  4.  VACANCIES.

     A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the directors for the unexpired portion of the term.

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

     If required by the directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the directors shall determine. He shall have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with these by-laws and in general perform all of the duties incident to the office of treasurer and such other duties as from time to time may be assigned to him by the president or by the directors.


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


                                    ARTICLE X
                                   AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted in the same manner as their adoption, by the Board of Directors if so adopted; by a vote of the stockholders representing a majority of all the shares issued and outstanding, if so adopted or adopted by the Board of Directors; or, in any case, at any annual stockholders' meeting or at any special stockholders' meeting when the proposed amendment has been set out in the notice of such meeting.


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

EXECUTED,  AND  CORPORATE  SEAL  AFFIXED,  this  day  of  April  1,  1999.

                                /s/Kirt W. James
                                  Kirt W. James
                                    Secretary

--------------------------------------------------------------------------------
                                  EXHIBIT KF-00
                          AUDITED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999
--------------------------------------------------------------------------------

                                       26


                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                              Financial Statements
                            December 31, 2000 and 1999

                                 C O N T E N T S



Independent  Auditor's  Report                                         29

Balance  Sheets                                                        30

Statements  of  Operations                                             31

Statements  of  Stockholders'  Equity                                  32

Statements  of  Cash  Flows                                            33

Notes  to  the  Financial  Statements                                  34

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of eWorld Travel Corp.

We have audited the accompanying balance sheets of eWorld Travel Corp. (a Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on December 10, 1998 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eWorld Travel Corp. (a Development Stage Company) as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended and from inception on December 10, 1998 through December 31, 2000 in conformity with generally accepted accounting principles.

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



/s/Chisholm  &  Associates
Chisholm  &  Associates
Salt  Lake  City,  Utah
February  6,  2001

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                                  Balance Sheets

                                     ASSETS

                                              December  31,        December  31,
                                                  2000                  1999
--------------------------------------------------------------------------------

Current  assets
   Cash                                       $     1,133          $       1,825
                                              ----------------------------------
Total  Current  Assets                              1,133                  1,825
                                              ----------------------------------
Other  Assets
    Investments-Available  for  Sale                  415                      0
                                              ----------------------------------
Total  Other  Assets                                  415                      0
                                              ----------------------------------

      Total  Assets                           $     1,548         $        1,825
                                              ==================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  payable                                7,400                      0
   Accounts payable-related party (Note 4)              0                    385
   Notes  payable  -  related  party  (Note  4)    41,685                      0
                                              ----------------------------------
Total  Current  Liabilities                        49,085                    385
                                              ----------------------------------
Stockholders'  Equity

   Common  Stock,  authorized
     100,000,000  shares  of  $.001  par  value,
     issued  and  outstanding  2,682,000  and
     2,682,000  shares                              2,682                  2,682
   Additional  Paid  in  Capital                   36,118                 36,118
   Less:  Subscription  receivable                      0                (1,000)
   Accumulated  Comprehensive  Income/(Loss)      (12,185)                     0
   Deficit  Accumulated  During  the
     Development  Stage                           (74,152)              (36,360)
                                              ----------------------------------
Total  Stockholders'  Equity                      (47,537)                 1,440
                                              ----------------------------------
Total Liabilities and Stockholders' Equity    $     1,548         $        1,825
                                              ==================================

The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                            Statements of Operations

                                                               From inception on
                                 For  the         For  the     December 10, 1998
                               Year  Ended       Year  Ended         through
                               December  31,     December  31,     December  31,
                                  2000              1999               2000
--------------------------------------------------------------------------------
Revenues:                     $           0     $            0    $            0

Expenses:
General and administrative           47,041             36,360            83,401
                             ---------------------------------------------------
Total  Expenses                      47,041             36,360            83,401
                             ---------------------------------------------------
Net  Operating  Loss                (47,041)           (36,360)         (83,401)
                             ---------------------------------------------------

Other  Income  (Expense)

Gain on settlement of debt            9,249                  0             9,249
                             ---------------------------------------------------
Total  Other  Income  (Expense)       9,249                  0             9,249
                             ---------------------------------------------------
Net Loss                      $     (37,792)     $     (36,360)   $     (74,152)
                             ===================================================
Net  Loss  Per  Share         $        (.01)     $       (.01)    $        (.03)
                             ===================================================
Weighted average shares
outstanding                       2,682,000          2,618,860         2,564,860
                             ===================================================

The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                               Deficit
                                                                                              Accumulated
                                                                  Additional   Accumulated    During  the
                                        Common  Stock              paid-in    Comprehensive   Development
                                   Shares          Amount          capital    Income/(Loss)      Stage
-----------------------------------------------------------------------------------------------------

Common stock, issued at inception
for cash at $.01 per share       2,000,000   $       2,000   $       18,000   $        0     $      0

Net  loss  for  the  period  ended
December  31,  1998                      0               0                0            0            0
                                 --------------------------------------------------------------------
Balance,  December  31,  1998    2,000,000           2,000           18,000            0            0

Common  stock  issued  for  cash
 at  $.025  per  share             672,000             672           16,128            0            0

Common  stock  issued  for  cash
 at  $.20  per  share               10,000              10            1,990            0            0

Net  loss  for  the  year  ended
 December 31, 1999                       0               0                0            0     (36,360)
                                 --------------------------------------------------------------------
Balance,  December  31,  1999    2,682,000           2,682           36,118            0     (36,360)

Net  change  in  unrealized  gains/
 (Losses)  on  available  for  sale
 securities                              0               0                0      (12,185)           0

Net  loss  for  the  year  ended
 December 31, 2000                       0               0                0            0     (37,792)
                                 --------------------------------------------------------------------
Balance,  December  31,  2000    2,682,000     $     2,682    $      36,118   $  (12,185)   $(74,152)
                                 ====================================================================

   The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                            Statements of Cash Flows

                                                                         From  inception  on
                                           For  the          For  the     December 10, 1998
                                         Year  ended       Year  ended       through
                                         December  31,     December  31,   December  31,
                                             2000             1999             2000
----------------------------------------------------------------------------------------
Cash  Flows  from  Operating
 Activities

     Net  loss                                $   (37,792)  $    (36,360)  $    (74,152)
Adjustments  to  reconcile
net  loss  to  net  cash
provided  by  operations:
Gain on settlement of notes receivable             (9,249)             0         (9,249)
      Increase  in  payables                        7,015            385           7,400
----------------------------------------------------------------------------------------
Net  Cash  (Used)  Provided  by
 Operating  Activities                            (40,026)       (35,975)       (76,001)
----------------------------------------------------------------------------------------
Cash  Flows  from  Investing
 Activities:
Payment for notes receivable                       (3,351)            0          (3,351)
----------------------------------------------------------------------------------------
Net  Cash  (Used)  Provided  by
   Investing Activities                            (3,351)            0          (3,351)
----------------------------------------------------------------------------------------
Cash  Flows  from  Financing
 Activities:
     Issued  common  stock  for  cash                  0         37,800           37,800
     Proceeds  from officer                       41,685              0           41,685
     Proceeds  from  subscription  receivable      1,000              0            1,000
----------------------------------------------------------------------------------------
Net  Cash  (Used)  Provided  by
   Financing  Activities                          42,685         37,800           80,485
----------------------------------------------------------------------------------------
Net  increase  (decrease)  in  cash                 (692)         1,825            1,133
Cash,  beginning  of  period                       1,825              0                0
----------------------------------------------------------------------------------------
Cash, end of period                          $     1,133   $      1,825    $       1,133

Non-Cash  Financing  and  Investing  Transactions:
 In January 2000, a marketable security valued at $12,600 was received in exchange for a notes receivable of $3,351. The market value of the securities at December 31, 2000 is $415.

   The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

         eWorld Travel Corp. (the Company) was incorporated on December 10, 1998 under the laws of the state of Nevada. The Company was organized to provide internet-based travel services. The Company has not yet secured operations and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

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

     e.  Available  for  Sale  Securities

          Management determines the appropriate classification of marketable equity security investments at the time of purchase and reevaluates such designation as of each balance sheet date. Unrestricted marketable equity securities have been classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses reported in accumulated comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available for sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in investment income.

     f.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $74,152 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.


     Deferred tax assets and the valuation account is as follows at December 31, 2000 and 1999.

                                             December  31,   December 31,
                                                 2000           1999
                                          -------------------------------
     Deferred  tax  asset:
        NOL  carrryforward                 $     13,538      $      5,454
     Valuation  allowance                       (13,538)          (5,454)

     Total                                 $          0      $          0
                                          ===============================

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2000 and 1999


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

           During 2000, an officer and shareholder loaned the Company $41,685. The note is non-interest bearing and payable upon demand.

NOTE  5  -  Equity

      During 1999, the Company issued 672,000 shares of common stock for cash of $16,800 and
     10,000 shares of common stock for cash of $1,000 and a subscription receivable of $1,000.

      During 1998, the Company issued 2,000,000 shares of common stock for a subscription receivable of $20,000. The Company received the $20,000 in January 1999.

NOTE  6  -  Available  for  Sale  Securities

          In January 2000, the Company's notes receivable of $3,351 was exchanged for a marketable equity security valued at $12,600. A gain of $9,249 was recognized on the exchange. As of December 31, 2000, the estimated fair value of the security is $415. The unrealized loss of $12,185 has been recognized as an accumulated comprehensive loss.

