Form 10QSB
period 2001-03-31
EWORLD TRAVEL CORP
filed 2001-05-09
CIK 1076505

--------------------------------------------------------------------------------
                                 Gery Yakimishyn
                                    PRESIDENT
                              eWorld Travel, Corp.
                     34700 Pacific Coast Highway, Suite 303
                           Capistrano Beach, CA 92624
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                              24843 Del Prado, #318
                              Dana Point, CA 92629
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------



                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                      For the Quarter ended March 31, 2001

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



As of March 31, 2001, 2,682,000 shares of shares of Common Stock were issued and outstanding.

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                               EWORLD TRAVEL, INC.
                                  BALANCE SHEET
                   For the fiscal year ended December 31, 2000
                       And the period ended March 31, 2001

                                                          March 31,    December 31,
                                                            2001            2000
                                                        (Unaudited)
-----------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,406   $       1,133
                                                        -----------  --------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .       3,406           1,133
OTHER ASSETS
Marketable Securities. . . . . . . . . . . . . . . . .           0             415
                                                        -----------  --------------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . .           0             415
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $    3,406   $       1,548
                                                        ===========  ==============
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable . . . . . . . . . . . . . . . . . . .      20,923           7,400
Notes payable - related party. . . . . . . . . . . . .  $   41,685   $      41,685
                                                        -----------  --------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .      62,608          49,085
                                                        -----------  --------------
STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 2,682,000 and
   2,682,000 shares respectively . . . . . . . . . . .  $    2,682   $       2,682
Additional Paid-In Capital . . . . . . . . . . . . . .      36,118          36,118
Accumulated Comprehensive Income/(loss). . . . . . . .           0         (12,185)
Accumulated Equity (Deficit) . . . . . . . . . . . . .     (98,002)        (74,152)
                                                        -----------  --------------
Total Stockholders' Equity . . . . . . . . . . . . . .     (59,202)        (47,537)
                                                        -----------  --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . .  $    3,406   $       1,548
                                                        ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL, INC.
             STATEMENTS OF LOSS AND ACCUMULATED (DEFICIT)(UNAUDITED)
                      From inception through March 31, 2001
                  And the periods ended March 31, 2000 and 2001

                                                                   From
                                                               Inception on
                               From January    From January    December 10,
                                   2001        1, 2000 to     1998 through
                                 March 31,      March 31,        March 31,
                                   2001           2000            2001
                             --------------  --------------  --------------
                             $           0   $           0   $           0
                             --------------  --------------  --------------
Revenues
General and Administrative.         11,741           1,670          95,142
Net Loss from Operations. .        (11,741)         (1,670)        (95,142)
                             --------------  --------------  --------------
Loss on Investment. . . . .        (12,109)              0         (12,109)
Gain on settlement of debt.              0               0           9,249
                             --------------  --------------  --------------
Net Income (Loss) . . . . .       ($23,850)        ($1,670)       ($98,002)
                             ==============  ==============  ==============
Loss per Share. . . . . . .      ($0.00889)      ($0.00064)      ($0.03821)
                             ==============  ==============  ==============
Weighted Average
    Shares Outstanding. . .      2,682,000       2,618,000       2,564,860
                             ==============  ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                 On December 10, 1998, through December 31, 1998
            And for the fiscal year ended December 31, 1999 and 2000
                     And the period ended September 30, 2000

                                                                  Additional      Accumulated    Accumulated
                                         Common      Par           Paid-In       Comprehensive      Equity
                                         Stock       Value         Capital       Income/(Loss)     (Deficit)
                                         ----------  ------------  ------------  ---------------  ----------

Common Stock issued at inception. . . .   2,000,000  $      2,000  $     18,000  $            0   $       0
                                       --------------------------------------------------------------------
Balance at December 31, 1998. . . . . .   2,000,000  $      2,000  $     18,000  $            0   $       0

Sale of Common Stock
    at $0.025 per share . . . . . . . .     672,000           672        16,128               0           0

Sale of Common Stock
    at $0.20 per share. . . . . . . . .      10,000            10         1,990               0           0

Loss during the period from January 1
    through December 31, 1999 . . . . .           0             0             0               0     (36,360)
                                       --------------------------------------------------------------------
Balance at December 31, 1999. . . . . .   2,682,000  $      2,682  $     36,118  $            0    ($36,360)

Net change in unrealozed gains/(losses)
    on available for sale securities. .           0             0             0         (12,185)          0

Loss during the period from January 1
    through December 31, 2000 . . . . .           0             0             0               0     (37,792)
                                       --------------------------------------------------------------------
Balance at December 31, 2000. . . . . .   2,682,000  $      2,682  $     36,118        ($12,185)   ($74,152)

Net change in (losses)
    on sale of securities . . . . . . .           0             0             0          12,185           0

Loss during the period from January 1
    through March 31, 2001. . . . . . .           0             0             0               0     (23,850)
                                       --------------------------------------------------------------------
Balance at March 31, 2001 . . . . . . .   2,682,000  $      2,682  $     36,118  $            0    ($98,002)

   The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL, INC.
                             STATEMENTS OF CASH FLOW
                      From inception through March 31, 2001
                  And the periods ended March 31, 2000 and 2001

                                                                                  From
                                                                             Inception on
                                             From January    From January    December 10,
                                             1, 2001 to.     1, 2000 to     1998 through
                                               March 31,      March 31,        March 31,
                                                 2001           2000             2001
                                         --------------  --------------  --------------
Operating Activities:
Net Income (Loss) . . . . . . . . . . .       ($23,850)        ($1,670)       ($98,002)
Gain on settlement of notes receivable.              0               0          (9,249)
Incerase in payables. . . . . . . . . .         13,523             385          20,923
                                         --------------  --------------  --------------
Net Cash from Operations. . . . . . . .        (10,327)         (1,285)        (86,328)
Loss on Investment. . . . . . . . . . .         12,109               0          12,109
Cash received on sale of investment . .            491               0             491
Payment for notes receivable. . . . . .              0               0          (3,351)
Issued common stock for cash. . . . . .              0               0          37,800
Proceeds from officer . . . . . . . . .              0               0          41,685
Proceeds from subscription receivable .              0               0           1,000
                                         --------------  --------------  --------------
Net Increase (Decrease) in cash . . . .          2,273          (1,285)          3,406
Beginning Cash. . . . . . . . . . . . .          1,133           1,825               0
Cash as of Statement Date . . . . . . .  $       3,406   $         540   $       3,406
                                         ==============  ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2001


NOTES  TO  FINANCIAL  STATEMENTS

eWorld Travel Corp. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

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

       ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. The plan for the next twelve months remains to take optimal advantage of the burgeoning market by positioning us as a one-stop shop, for travellers worldwide, offering the widest possible range of travel information, services and products. This is considered an ambitious but achievable plan. As the market has deflated in the past few months, expanded business and website development have been deferred. The initial revenue generation is expected to be generated from advertisers on the web site, and gradually shifting in favor of customer bookings. We will expand with offerings of travel related products over time. While there can be no assurance of success, we believe that the site will attract the attention of travellers, by means of the extensive array of free travel information available, and its ease of use. Website development expected to be completed by the end of the current year has been deferred in response to current market conditions. Management reports that we continue to explore new revenue sources and internet travel solutions. As the market headed into the close of year 2000, all indicators relied upon by management were decidedly negative toward any proposed capital formation or business development of new internet businesses. Implementation of strategic software solutions in a volitive downward-trending marketplace did not make good sense to management. We would expect to obtain a working office, and to furnish it with office equipment and one or two ordinary personal computers. We do not require an expensive server or database system because of our agreement with Travelocity's website and use of their web network. We would expect to employ a manager and two sales personnel when operations are launched. This may occur in the first half of year 2001, if market conditions improve.

     The  following  discussion identifies more specifically our deferred plans:
Binary Environments has worked and will resume work on mapping software exclusively for us; research and development of high-school and collegiate target marketing programs to be incorporated into our site. Future plans include acquisition of a fully-scalable web server, with a hardware cost of approximately $15,000, have been postponed.

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

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no revenues for past fiscal years and the interim period covered by this report.

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

     Management has had several constructive discussions in December 2000, with several groups interested in co-development of our software and website integration with selected vertical market travel service providers. We are seeking alliances to further enhance growth. Some of these potential alliances offer exclusive information services and bookings which appeal to selected travellers. We are investigating the development of specific software using a Florida company (Pro Logic Computer Systems, Inc.) for access rights to its existing Application Service Provider, in order to private-label the eWorld air, car rental and hotel booking programs. In addition, Pro Logic would also provide the software for the fulfillment mechanism of all travel bookings. The Pro Logic, TourPro Reservation System boasts a real-time connectivity to Amedeus, Sabre and Apollo, for intelligent robotic bookings. The TourPro may be accessed via standard internet connections for home-based reservation agents or major customers. This area of service will give us a new added feature, which clients can use on a regular basis for travel planning and real-time air and hotel pricing schedules. The TourPro staff has developed a powerful programming team able to provide our website with a comprehensive solution package for all of our clients.

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

     CAUTIONARY STATEMENT REPEATED: There can be no assurance that we will be successful in raising capital through private placements, business combinations or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing, merger or joint-venture could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. Even if we are successful in raising capital in a timely manner and on terms acceptable to us and our shareholders, there are innumerable risks of business failure that haunt the path to profitability. We may not prove competitive in our areas of focus. Funding may not prove adequate to see us through our development stage. We are virtually a start-up company with all of the risks which attend new ventures

                           PART II: OTHER INFORMATION


                           ITEM 1.  LEGAL PROCEEDINGS

                                      NONE

                          ITEM 2.  CHANGE IN SECURITIES

                                      NONE

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      NONE

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      NONE

                           ITEM 5.  OTHER INFORMATION

                                      NONE

                           ITEM 6. REPORTS ON FORM 8-K

                                      NONE


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2001 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  May  9,  2001
                               EWORLD TRAVEL CORP.

                                       by

/s/Gerald Yakimishyn          /s/Kirt W. James
   Gerald  Yakimishyn            Kirt  W.  James
   president/director            secretary/director

