Form 10QSB
period 2001-06-30
EWORLD TRAVEL CORP
filed 2001-08-16
CIK 1076505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13D OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  For the Quarterly Period ended June 30, 2001


                       Commission File Number:  000-28429

                               EWORLD TRAVEL CORP.
                (Exact name as specified in its company charter)


Nevada                                                                68-0423301
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


34190  Sepulveda  Avenue,  Suite  400,  Capistrano  Beach  CA              92624
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  493-0928


As of August 15, 2001, 60,268,200 shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]




                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six months ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank



                                      EWORLD TRAVEL CORP.
                                   BALANCE SHEET (UNAUDITED)
                                 (a Development Stage Company)
                          for the fiscal year ended December 31, 2000
                               and the period ended June 30, 2001

                                                            June 30,    December 31,
                                                              2001         2000
                                                          (Unaudited)
------------------------------------------------------------------------------------
                          ASSETS
CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     3,406   $  1,133
                                                          ------------  ---------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .        3,406      1,133
OTHER ASSETS
  Marketable Securities. . . . . . . . . . . . . . . . .            0        415
                                                          -----------------------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . .            0        415
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     3,406   $  1,548
                                                          ============  =========

      LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable . . . . . . . . . . . . . . . . . . .  $    20,923   $  7,400
  Notes payable - related party. . . . . . . . . . . . .       41,685     41,685
                                                          ------------  ---------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .       62,608     49,085
                                                          ------------  ---------
STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 60,268,200 and
     2,682,000 shares respectively . . . . . . . . . . .       60,268      2,682
  Additional Paid-In Capital . . . . . . . . . . . . . .      278,532     36,118
  Accumulated Comprehensive Income/(loss). . . . . . . .     (300,000)   (12,185)
  Accumulated Equity (Deficit) . . . . . . . . . . . . .      (98,002)   (74,152)
                                                          ------------  ---------
Total Stockholders' Equity . . . . . . . . . . . . . . .      (59,202)   (47,537)
                                                          ------------  ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $     3,406   $  1,548
                                                          ============  =========

   The accompanying notes are an integral part of these financial statements.



                                 EWORLD TRAVEL CORP.
                       STATEMENTS OF LOSS AND ACCUMULATED
                              (DEFICIT) (UNAUDITED)
                          (a Development Stage Company)
                      from inception through June 30, 2001
                  and the periods ended June 30, 2000 and 2001

                                                                                       From
                                                                                   Inception on
                                From April  From April  From January From January  December 10,
                               1, 2000 to  1, 2000 to   1, 2000 to   1, 2000 to    1998 through
                                June 30,     June 30,    June 30,     June 30,        June 30,
                                 2001         2000         2001         2000            2001
                             ------------  ----------  ------------  ----------  -----------
                             $         0   $       0   $         0   $       0   $        0
                             ------------  ----------  ------------  ----------  -----------
Revenues
General and Administrative.            0       7,824        11,741      29,012       95,142
Net Loss from Operations. .            0      (7,824)      (11,741)    (29,012)     (95,142)
                             ------------  ----------  ------------  ----------  -----------
Loss on Investment. . . . .            0           0       (12,109)          0      (12,109)
Gain on settlement of debt.            0           0             0           0        9,249
                            ----------------------------------------------------------------
Net Income (Loss) . . . . .  $         0   $  (7,824)  $   (23,850)  $ (29,012)  $  (98,002)
                             ============  ==========  ============  ==========  ===========
Loss per Share. . . . . . .  $  (0.00000)  $(0.02917)  $  (0.00100)  $(0.10817)  $ (0.02023)
                             ============  ==========  ============  ==========  ===========
Weighted Average
    Shares Outstanding. . .   47,081,387     268,200    23,904,112     268,200    4,843,925
                             ============  ==========  ============  ==========  ===========

   The accompanying notes are an integral part of these financial statements.



                                         EWORLD TRAVEL CORP.
                                       STATEMENTS OF CASH FLOW
                                    (a Development Stage Company)
                                from inception through June 30, 2001
                            and the periods ended June 30, 2000 and 2001

                                                                  From
                                          From         From    Inception on
                                         January     January  December 10,
                                       1, 2001 to  1, 2000 to 1998 through
                                         June 30,    June 30,   June 30,
                                           2001       2000       2001
                                         ---------  ---------  ---------
Operating Activities:
Net Income (Loss) . . . . . . . . . . .  $(23,850)  $(29,012)  $(98,002)
Gain on settlement of notes receivable.       -0-     (4,387)    (9,249)
Incerase in payables. . . . . . . . . .    13,523     33,156     20,923
                                         ---------  ---------  ---------
Net Cash from Operations. . . . . . . .   (10,327)      (243)   (86,328)
Loss on Investment. . . . . . . . . . .    12,109        -0-     12,109
Cash received on sale of investment . .       491        -0-        491
Payment for notes receivable. . . . . .       -0-        -0-     (3,351)
Issued common stock for cash. . . . . .       -0-      1,000     37,800
Proceeds from officer . . . . . . . . .       -0-        -0-     41,685
Proceeds from subscription receivable .       -0-        -0-      1,000
                                         ---------  ---------  ---------
Net Increase (Decrease) in cash . . . .     2,273        757      3,406
Beginning Cash. . . . . . . . . . . . .     1,133      1,825          0
Cash as of Statement Date . . . . . . .  $  3,406   $  2,582   $  3,406
                                         =========  =========  =========

   The accompanying notes are an integral part of these financial statements.



                               EWORLD TRAVEL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2001

NOTES  TO  FINANCIAL  STATEMENTS

eWorld Travel Corp. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2000.

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



              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. Our Plan of Operation is unchanged from our last Quarterly Report. The proposed acquisition of Powder River Basin Gas Corp. has been cancelled and will not occur. We continue our focus on our pre-existing and continuing business plan.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS: TWELVE MONTHS. Our cash requirements are unchanged from our last Quarterly Report.

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

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no revenues for past fiscal years and the interim periods covered by this report. Please see Part II Item 4.

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. On April 5, 2001 the Officers were empowered and directed to effect a ten to one reverse split of our then 2,682,000 common shares to 268,200 common shares. Thereafter debt was restructured as equity by the issuance of additional shares.

ITEM  5.  OTHER  INFORMATION.  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. See Form 8-K dated July 31, 2001, attached.


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2001 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  August  15,  2001
                               EWORLD TRAVEL CORP.

                                       by

                              /s/Gerald Yakimishyn
                                Gerald Yakimishyn
                         sole remaining officer/director



--------------------------------------------------------------------------------
                                   EXHIBIT 8-K

                                  JULY 31, 2001
--------------------------------------------------------------------------------



                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 8-K
                                 CURRENT REPORT

     PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933

                         Date of Report:  July 31, 2001

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
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

34700  Pacific  Coast  Highway,  Suite  303,  Capistrano  Beach  CA        92624
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  248-1765

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:     None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock


     ITEM 2. ACQUISITION OR DISPOSITION OF ASSETS. The proposed acquisition of Powder River Basin Gas Corp. has been cancelled and will not occur. We resume focus on our pre-existing business plan.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                               WORLD TRAVEL CORP.


                              /s/Gerald Yakimishyn
                                Gerald Yakimishyn
                         sole remaining officer/director