Form 10QSB
period 2001-09-30
EWORLD TRAVEL CORP
filed 2001-11-06
CIK 1076505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the Quarterly Period ended September 30, 2001


                       Commission File Number:  000-28429


                               EWORLD TRAVEL CORP.
                (Exact name as specified in its company charter)


Nevada                                                                68-0423301
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

668  North  Coast  Highway  #261,  Laguna  Beach  CA                       92651
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:  (949)  487-7285


As of September 30, 2001, 703,704 shares of Common Stock were issued and outstanding.



Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]



                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

     Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

     These financial statements provided do include such often omitted sections and notes for reasons of full disclosure, as discussed in the later Items of this Report.

     Specifically, we report a common stock reverse split, and provide a statement of shareholders equity reflecting post-split numbers, which numbers are used throughout this Report.


             The Remainder of this Page is Intentionally left Blank

                                      EWORLD TRAVEL CORP.
                                   BALANCE SHEET (UNAUDITED)
                                 (a Development Stage Company)

                                                       September 30,  December 31,
                                                           2001          2000
--------------------------------------------------------------------------------
                                                       (Unaudited)
                                                          ASSETS
CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,906   $  1,133
                                                          ------------  ---------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .        2,906      1,133

OTHER ASSETS
  Marketable Securities. . . . . . . . . . . . . . . . .            0        415
                                                          ------------ ----------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . .            0        415
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $     2,906   $  1,548
                                                          ============  =========


      LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable . . . . . . . . . . . . . . . . . . .  $    29,970   $  7,400
  Notes payable - related party. . . . . . . . . . . . .       41,685     41,685
                                                          ------------  ---------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .       71,655     49,085
                                                          ------------  ---------

STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 703,704 and
     2,682 shares respectively . . . . . . . . . . . . .          703          3

  Additional Paid-In Capital . . . . . . . . . . . . . .      538,597     38,797
  Accumulated Comprehensive Income/(loss). . . . . . . .            0    (12,185)
  Accumulated Equity (Deficit) . . . . . . . . . . . . .     (608,049)   (74,152)
                                                          ------------  ---------
Total Stockholders' Equity . . . . . . . . . . . . . . .      (68,749)   (47,537)
                                                          ------------  ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $     2,906   $  1,548
                                                          ============  =========

 The accompanying notes are an integral part of these financial statements.

                              EWORLD TRAVEL CORP.
            STATEMENTS OF LOSS AND ACCUMULATED (DEFICIT) (UNAUDITED)
                          (a Development Stage Company)
                      from inception through June 30, 2001
                and the periods ended September 30, 2000 and 2001

                                                                                 From
                                                                            Inception on
                                    From July            From January       December 10,
                                   1, 2000 to             1, 2000 to        1998 through
                                  September 30,          September 30,      September 30,
                                2001        2000        2001        2000         2001
                             ----------  ----------  ----------  -----------  ----------
                             $       0   $       0   $       0   $        0   $       0
                             ----------  ----------  ----------  -----------  ----------
Revenues
General and Administrative.      9,546       7,824      21,287       29,012     104,688
Net Loss from Operations. .     (9,546)     (7,824)    (21,287)     (29,012)   (104,688)
                             ----------  ----------  ----------  -----------  ----------
Loss on Investment. . . . .          0           0     (12,109)           0     (12,109)
Gain on settlement of debt.          0           0           0            0       9,249
                             -----------------------------------------------------------
Net Income (Loss) . . . . .  $  (9,546)  $  (7,824)  $ (33,396)  $  (29,012)  $(107,548)
                             ==========  ==========  ==========  ===========  ==========
Loss per Share. . . . . . .  $(0.02693)  $(2.91723)  $(0.27838)  $(10.81730)  $(1.61348)
                             ==========  ==========  ==========  ===========  ==========
Weighted Average
    Shares Outstanding. . .    354,534       2,682     119,966        2,682      66,656
                             ==========  ==========  ==========  ===========  ==========

 The accompanying notes are an integral  part of these financial statements.

                              EWORLD TRAVEL CORP.
                            STATEMENTS OF CASH FLOW
                          (a Development Stage Company)
                      from inception through June 30, 2001
                and the periods ended September 30, 2000 and 2001


                                                                     From
                                                                Inception on
                                              From January      December 10,
                                              1, 2001 to       1998 through
                                            September 30,      September 30,
                                           2001       2000         2001
                                         ---------  ---------  ----------
Operating Activities:

Net Income (Loss) . . . . . . . . . . .  $(33,396)  $(29,012)  $(107,548)

Gain on settlement of notes receivable.       -0-     (4,387)     (9,249)
Increase in payables. . . . . . . . . .    22,569     33,156      29,969
                                         ---------  ---------  ----------
Net Cash from Operations. . . . . . . .   (10,827)      (243)    (86,828)
Loss on Investment. . . . . . . . . . .    12,109        -0-      12,109
Cash received on sale of investment . .       491        -0-         491
Payment for notes receivable. . . . . .       -0-        -0-      (3,351)
Issued common stock for cash. . . . . .       -0-      1,000      37,800
Proceeds from officer . . . . . . . . .       -0-        -0-      41,685
Proceeds from subscription receivable .       -0-        -0-       1,000
                                         ---------  ---------  ----------
Net Increase (Decrease) in cash . . . .     1,773        757       2,906
Beginning Cash. . . . . . . . . . . . .     1,133      1,825           0
Cash as of Statement Date . . . . . . .  $  2,906   $  2,582   $   2,906
                                         =========  =========  ==========

 The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

eWorld Travel Corp. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2000.

COMMON  STOCK  REVERSE  SPLIT

In September, 2001, the Board of Directors and Shareholders of the Company approved a one for one hundred (1:100) reverse split of its common stock. All presentations of shareholders' equity are presented as if the reverse split had been effect since inception.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. Our Plan of Operation is unchanged from our last Quarterly Report.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS: TWELVE MONTHS. Our cash requirements are unchanged from our previous Quarterly Reports. Because of market conditions we have estimated and continue to estimate that we will require about $125,000.00 to $150,000.00 in new financing, during the next twelve months, with which to sustain our operations. It is evident that we have not launched substantial operations during the turbulence of the most recent period, affecting capital markets, trading markets, and auspicious conditions for start-up ventures.

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

                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM 2. CHANGES IN SECURITIES. In September 2001, we effected a 100 to 1 reverse split of our common stock. All presentations of shareholders equity as if the reverse split had been effective since inception.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. On or about July 20, 2001, Kirt W. James retires as our second Director. On or about August 1, 2001, J. Dan Sifford was appointed as our second Director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. See Form 8-K dated July 31, 2001, attached.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2001 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  October  29,  2001     EWORLD  TRAVEL  CORP.

                                       by
        /s/Gerald Yakimishyn          /s/J. Dan Sifford
           Gerald Yakimishyn             J. Dan Sifford
           president/director            secretary/director

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