Form 10KSB
period 2001-12-31
EWORLD TRAVEL CORP
filed 2002-03-28
CIK 1076505

FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-28429

                           For the Year ended 12/31/01

                               EWORLD TRAVEL CORP.
Nevada                                                                68-0423301
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

668  North  Coast  Highway  #261,  Laguna  Beach  CA                       92651
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  487-7295


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

[ ] (Indicate by check mark whether if disclosure of delinquent filers (229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  12/31/01:

 the number of shares outstanding of the Registrant's Common Stock was 20,703,704.

 the aggregate number of shares held by non-affiliates was approximately 202,089 shares.

As  of  3/28/02:

 the number of shares outstanding of the Registrant's Common Stock was 25,653,704.

 the aggregate number of shares held by non-affiliates was approximately 5,152,089 shares.


Exhibit  Index  is  found  on  page  15

PART  I                                                                        3

ITEM  1.  Description  of  Business                                            3

ITEM  2.  Description  of  Property                                            6

ITEM  3.  Legal  Proceedings                                                   6

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          6

PART  II                                                                       7

ITEM  5.  Market  for  Common  Equity  and  Stockholder  Matters               7
      (a)  Market  Information                                                 7
      (b)  Holders                                                             7
      (c)  Dividends                                                           7
      (d)  Sales  of  Unregistered  Common  Stock  2001                        7

ITEM  6.  Management's  Discussion  and  Analysis  or Plan of Operation        8
      (a)  Plan  of  Operation:  Twelve  Months       8
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          9
      (c)  Future  Prospects                                                  10

ITEM  7.  Financial  Statements                                               11

ITEM  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                          11

PART  III                                                                     12

ITEM  9.  Directors and Executive Officers, Promoters and Control Persons     12

ITEM  10.  Executive  Compensation                                            13

ITEM  11.  Security Ownership of Certain Beneficial Owners and Management     14

ITEM  12.  Certain  Relationships  and  Related  Transactions                 15

ITEM  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   15
      (a)  Financial  Statements                                              15
      (b)  Form  8-K  Reports                                                 15
      (c)  Exhibits                                                           15

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


(A) HISTORICAL INFORMATION. eWorld Travel Corp., was organized as a closely held Nevada Corporation, on December 9, 1998.

     (1) On or about January 4, 1999, we extended a limited offering, pursuant to Rule 504, of Regulation D, as then promulgated by the Securities and Exchange Commission. The offering was 2,000,000 shares of common stock, at $0.01 per share, to twenty investors, including the founders and initial affiliates. The 2,000,000 shares were subscribed for and placed to sophisticated investors, with pre-existing relationships to us.

     (2) On March 1, 1999, we authorized an additional placement of 672,000 additional shares of common stock, at $0.25 per share, pursuant to the Rule, to eight sophisticated investors, all of whom had previous relationships with us, and many of whom had invested in the initial 2,000,000 share offering.

     (3) On March 31, 1999, we accepted two additional subscriptions from two accredited investors, for a total of 10,000 shares of common stock, at $0.20 per share, also pursuant to Rule 504. As a result of the foregoing, we had 2,682,000 shares of common stock issued and outstanding.

     In April 2001, we authorized a 1 for 10 reverse split of our common stock. In September 2001, we authorized a 1 for 100 reverse split. The following table brings the share numbers current.

                            12/31/00      4/01          9/01
                              Start     1 for 10     1 for 100
                  (1)      2,000,000     200,000         2,000
                  (2)        672,000      67,200           672
                  (3)         10,000       1,000            10
             Subtotal      2,682,000     268,200         2,682
            ==================================================

     (4) In April 2001, we issued 30,000 shares for other services valued at $75,000, registered pursuant to Securities Act of 1933 on Form S-8.

     (5) In May 2001, we issued 500,000 shares to officers, for services valued at $50,000, issued pursuant to Section 4(2) of the Act.

     (6) In May 2001, we issued 70,000 shares for other services valued at $175,000, registered pursuant to Securities Act of 1933 on Form S-8.

     (7)  Round-up  35  shares  re:  1  for  10  reverse  in  April  2001.

     (8) In July 2001, we issued 100,000 shares for other services valued at $200,000, registered pursuant to Securities Act of 1933 on Form S-8.

     (9) In December 2001, we issued 20,000,000 shares to an officer, for services valued at $20,000, issued pursuant to Section 4(2) of the Act.

     (10)  Round-up  987  shares  re:  1  for  100  reverse  in  September 2001.

     (11) In January 2002, we issued 5,000,000 shares issued for services valued at $125,000, registered pursuant to Securities Act of 1933 on Form S-8.

     (12) March 2002, we cancelled 50,000 shares issued in July 2001 as 5,000,000 shares pre-split.


                             (1-3) Carried           2,682
                             (4) 04/01              30,000
                             (5) 05/01             500,000
                             (6) 05/01              70,000
                             (7) Round up               35
                             (8) 07/01             100,000
                             (9) 12/01          20,000,000
                             (10) Round up             987
                             Total 12/31/01     20,703,704
                             ==============================
                             Carried            20,703,704
                             (11) 01/02          5,000,000
                             (12) 03/02            (50,000)
                             Total 03/31/02     25,653,704
                             ==============================

       Please see Item 5(d), SALES OF UNREGISTERED SECURITIES 2001, for more information.


(B)  THE  BUSINESS  OF  REGISTRANT  AND  ITS  SUBSIDIARIES.

     (1) PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS. We are a market driven company created for the purpose of providing Internet-based online travel services for business and leisure travelers. From our web site, prospective customers can search for and book airline flights, car rentals, hotel vacations and other services from the convenience of their personal computers. The travel industry represents a large and lucrative market, with an estimated total value of as much as $2 trillion, annually, according to the World Tourism Organization. Global spending on travel and tourism has more than doubled in the decade as the standard of living of many or most people in the world has risen, and as more countries have become accessible to tourism. In 1997, spending in the United States by domestic and international travelers generated more than $502 billion. It is from this enormous market that U.S. travel agencies and tour operators earn their sizable revenues. In the United States, the tourism industry is currently the third largest retail industry, behind automotive and food stores. Online travel services were the first real example of online commerce in the business sector, increasing efficiently and reducing the expense of travel planning. Online travel revenues can be expected to grow exponentially over the next five years, as computer users discover the convenience and ease of booking online. Internet users booked $276 million in travel services in 1996. In 1998, sales tripled to $827 million. By the year 2001, the size of the online travel industry is believed by management to have reached $9 billion, with airline tickets accounting for 73 percent of sales. Solomon Brothers has said that real-time travel information was the "third revolution" in the airline industry, after the launch of jet aircraft in the 1950's, and the deregulation in the late 70's. Commonly known research studies have suggested that online travel services could be one of the fastest-growing segments of electronic commerce over the internet.

     (2) DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES. Our web site is on the World Wide Web at www.eworldtravel.com. The site provides customers with an intuitive interface of real-time data. By linking to the industry's computer reservation services, the site searches Apollo, Sabre, Worldspan, and System One databases and provides customers with travel information and reservation capabilities 24 hours per day. Visitors to the site will have access to more than 500 airlines, 50 car rental companies, and 33,000 hotels. These extensive services are made possible through a partnership with Travelocity.com, Inc., out of Fort Worth, Texas ("Travelocity"). We have linked with Travelocity to provide the "booking engine" to our web site, thereby accessing Travelocity's extensive computer data bases, technology, services and support system. Linking the web site to Travelocity's system via the Internet will reduce significantly our start-up time and costs. In exchange, Travelocity receives transaction fees for providing turnkey ticket fulfillment. This relationship will free us to focus our attention and resources on generating revenues from travel booking services and advertising placed on the site. Our web site manager is Binary Environments, Ltd., an Internet company and website host, located in Vancouver BC Canada, specializing in the development of Web applications. It is owned by Lindi Coupples, (604) 733-4060.

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

     (6)  DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS.  Not  applicable.

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

(E) EMPLOYEES. We have a sole Officer/Director and no other employees at this time.


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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 30, 2001, a Majority Shareholder Action was held. The Meeting included the shareholders or shareholder representatives constituting an absolute majority of all shares issued and outstanding, and which would be entitled to vote at meeting of shareholders if called on notice to all shareholders. Present, in person, or by telecommunications were shareholder representatives.

PROPOSAL 1: To acquire all of the issued and outstanding shares of stock of Powder River Basin Gas Corp. (PRBG), as a wholly owned subsidiary in exchange for the issuance of 11,000,000 new investment shares of our common stock, subject to satisfaction of the terms and conditions set forth in the attached Plan of Reorganization and Acquisition.
PROPOSAL 2: To change our corporate name to Powder River Basin Gas Corp., or a substantially similar name.
PROPOSAL 3: To elect Gregory C. Smith, Alan L. Edgar, and Thomas John Magee to serve as our board of directors until our next annual meeting. PROPOSAL 4: To ratify the appointment and continuation of Chisholm & Associates, LLC, as our auditors.

     The transaction with Powder River Basin Gas Corp. did not transpire and the agreement was cancelled on or about July 31, 2001.


             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

 (A) MARKET INFORMATION. The Common Stock of this Issuer is now quoted Over the Counter on the Bulletin Board ("OTCBB")(November 2000) and previously on the NQB "Pink Sheets". We have one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided:

                      period     high bid     low bid      volume
                    4th 2000        .56         .25        85,000
                    1st 2001        .25         .25         5,000
                    2nd 2001       .249        .235       365,000
                    3rd 2001        .30        .249     1,190,000
                    4th 2001       2.38         .20       800,000

     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. The source of the information is Bloomberg Financial Services.

 (B) HOLDERS. Management calculates that the approximate number of shareholders of Record for the Company's Common Stock, as of December 31, 2001, was 27.

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

 (D) SALES OF UNREGISTERED COMMON STOCK 2001. During 2001, we issued a total of 20,500,000 shares to our officer, Gerald Yakimishyn, for services value at $70,000.00, pursuant to Section 4(2) of the 1933 Securities Act.

       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION: TWELVE MONTHS. The initial plan remains to take optimal advantage of the burgeoning market by positioning us as a one-stop shop, for travelers worldwide, offering the widest possible range of travel information, services and products. This is considered an ambitious but achievable plan. As the market has deflated in the past few months, expanded business and website development have been deferred. The initial revenue generation is expected to be generated from advertisers on the web site, and gradually shifting in favor of customer bookings. We will expand with offerings of travel related products over time. While there can be no assurance of success, we believe that the site will attract the attention of travelers, by means of the extensive array of free travel information available, and its ease of use. Website development expected to be completed by the end of the current year has been deferred in response to current market conditions. Management reports that we continue to explore new revenue sources and internet travel solutions. As the market headed into the close of year 2001, all indicators relied upon by management were decidedly negative toward any proposed capital formation or business development of new internet businesses. Implementation of strategic software solutions in a volatile downward-trending marketplace did not make good sense to management. We would expect to obtain a working office, and to furnish it with office equipment and one or two ordinary personal computers. We do not require an expensive server or database system because of our agreement with Travelocity's website and use of their web network. We would expect to employ a manager and two sales personnel when operations are launched. This may occur in the second half of year 2002, if market conditions improve.

     The  following  discussion identifies more specifically our deferred plans:
Binary Environments has worked and will resume work on mapping software exclusively for us; research and development of high-school and collegiate target marketing programs to be incorporated into our site. Future plans include acquisition of a full-scale web server, with a hardware cost of approximately $15,000, postponed.

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


             The Remainder of this Page is Intentionally left Blank

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Selected financial information and discussion is provided, as follows:


Balance Sheet: . . . . . . . . .  December 31    December 31    December 31
Selected Information . . . . . .      2001           2000           1999
Cash and Equivalents . . . . . .  $          6   $      1,133   $      1,825
Accounts Receivable. . . . . . .             0              0              0
Current Assets . . . . . . . . .             6          1,133          1,825
Investments: Available for Sale.             0            415              0
Other Assets . . . . . . . . . .             0            415              0
Total Assets . . . . . . . . . .             6          1,548          1,825
                                  ===========================================
Accounts Payable . . . . . . . .         3,338          7,400              0
Advances Related Party (Note 4).        57,133              0            385
Notes Payable (Related Party). .             0         41,685              0
Total Liabilities. . . . . . . .        60,471         49,085            385
Common Stock . . . . . . . . . .        20,704          2,682          2,682
Paid-in Capital. . . . . . . . .       581,181         36,118         36,118
Less: Subscription Receivable. .             0              0         (1,000)
Accumulated Comprehensive. . . .             0        (12,185)             0
(Loss)
Accumulated Deficit. . . . . . .      (662,350)       (74,152)       (36,360)
Total Equity . . . . . . . . . .       (60,465)       (47,537)         1,440
Total Liabilities and Equity . .             6          1,548          1,825
                                  ===========================================


     In January 2000, our notes receivable of $3,351, was exchanged for a marketable equity security valued at $12,600. A gain of $9,249 was recognized on the exchange. As of December 31, 2000, the estimated fair value of the security was $415. The unrealized loss of $12,185 was recognized as an accumulated comprehensive loss.

(NOTE 4) During 1999, an officer and shareholder paid expenses on behalf of the Company in the amount of $385. During 2000, an officer and shareholder loaned the Company $41,685. The note is non-interest bearing and payable upon demand. In December 2001, the debt in the amount of $41,685 was forgiven by the officers of the Company.

     Our independent auditor has indicated the following material notes to our financial statements:

(Note 2-Going Concern) The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenues.

(Note 3-Development Stage Company) The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues.

     We have recorded no revenues, and our deficit from operations has increased substantially.



                                                                Inception
                                                                March 26,
                                       For the Years               1999
                                           ended                    To
                                        December 31             December 31
       Operations                    2001         2000        1999        2001
 Selected  Information
Revenues:                              $0           $0           $0         $0

Total Revenues                          0            0            0          0

(Expenses):

General  &  Administrative       (576,090)     (47,041)     (36,360)  (659,491)
Total Expenses                   (576,090)     (47,041)     (36,360)  (659,491)
Net Operating (Loss)             (576,090)     (47,041)     (36,360)  (659,491)
===============================================================================

Other Income (Expense):

(Loss) on sale of securities      (12,108)                             (12,108)
Gain (Loss) on retirement of debt                9,249            0      9,249
Total Other                       (12,108)       9,249            0     (2,859)
Net (Loss)                       (588,198)     (37,792)     (36,360)  (662,350)
===============================================================================


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

     A mature and business-like analysis of our operations and resulting condition strongly suggests that we need to find a partner, with some capital or operations, to assist us in realizing the objectives of our business plan, or to abandon our business plan and seek a new business combination.

 (C) FUTURE PROSPECTS. The development of a niche market for eWorld Travel remains the major focus for management. As several vertical markets have grown within the last few months, in areas of travel management software and wireless web access for travelers, certain markets are just now beginning to realize a significant potential. The international appeal of internet travel has been a positive direction for internet-based travel. Management has investigated several vertical markets and is confident that the best business development direction will be found for us. A potential partnering strategy is being investigated as the wireless environment is now very mobile. Networking alliances with internet hardware providers is also being investigated.

     Management has had several constructive discussions in December 2000, with several groups interested in co-development of our software and website integration with selected vertical market travel service providers. We are seeking alliances to further enhance growth. Some of these potential alliances offer exclusive information services and bookings which appeal to selected travelers. We are investigating the development of specific software using a Florida company (Pro Logic Computer Systems, Inc.) for access rights to its existing Application Service Provider, in order to private-label the eWorld air, car rental and hotel booking programs. In addition, Pro Logic would also provide the software for the fulfillment mechanism of all travel bookings. The Pro Logic, TourPro Reservation System boasts a real-time connectivity to Amedeus, Sabre and Apollo, for intelligent robotic bookings. The TourPro may be accessed via standard internet connections for home-based reservation agents or major customers. This area of service will give us a new added feature to us, which clients can use on a regular basis for travel planning and real-time air and hotel pricing schedules. The TourPro staff has developed a powerful programming team able to provide our website with a comprehensive solution package for all of our clients.

     We will implement our development plans as soon as funding becomes available. We will develop vertical markets such as holiday ski travel, fishing excursions, wilderness travel, biking holidays and other travel packages targeted towards the retiring baby-boomer market.

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


                         ITEM 7.  FINANCIAL STATEMENTS.

     Please see the Exhibit Index found on page 15 of this Report. The financial statements listed therein, attached hereto and filed herewith are incorporated herein by this reference as though fully set forth herein. Additionally, our Balance Sheet and Statement of Operations are substantially reproduced in the preceding Item 6(b).


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

CURRENT  OFFICER/DIRECTOR

     Gerald Yakimishyn, age 48, President, Founder and Director, will be coordinating our administrative efforts, and will guide it in its implementation of its strategic business plan. Mr. Yakimishyn has a diverse background ranging from hands-on, in-the-field mineral exploration experience, to leadership in secondary-level industrial education. He was a Surrey School District administrator for 14 years, before his move into the private industry. Mr. Yakimishyn was instrumental in the management and capitalization of Pierce Mountain Resources, Carmelita Resources Limited and Meridian Mercantile, Inc., a merchant banking organization; before joining Sino Pacific Development in 1996. He became CEO and President of Sino Pacific Development in 1997. He was an investor and Director of MarketCentral.Net, an emerging internet company, during its recent organization and launch, retiring November 17, 1999. Mr. Yakimishyn devotes only such time to our business as is necessary to perform his duties as an officer and director.

     J. Dan Sifford, Jr., age 62, our Secretary/Director appointed August 2001, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been our president continuously during each of the past five years.


FORMER  OFFICER/DIRECTORS  SERVING  DURING  2001.

     Kirt W. James, age (43), Previously, Secretary and Director, has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James
Sales Co., Inc. and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a publicly traded company. In 1990 he formed and became President of HJS Financial Services, Inc., and was responsible for the day to day business operations of the firm as well as consultation with Clients concerning their business and Product Development. During the past five years Mr. James has been involved in the valuation of private companies for internal purposes, and as a consultant to private companies engaged in the private sale and acquisition of other private businesses. He has also assisted private and public companies in planning for entry into the public market place. Mr. James is not and has never been a broker-dealer. He has acted primarily as consultant, and in some cases has served as an interim officer and director of public companies in their development stage. Mr. James devoted only such time to our business as is necessary to perform his duties as an officer and director.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     Our Officers and Directors serve without a plan of compensation at this time. No plan of compensation has been adopted or is under consideration at this time. None of the Directors current or former receives, or has ever received, any salary from us in their capacities as such. No officers or directors are under an employment contract with us. We have no retirement, pension, profit sharing, or insurance or medical reimbursement plans. During 2001, we issued a total of 20,500,000 shares to our officer, Gerald Yakimishyn, for services value at $70,000.00, pursuant to Section 4(2) of the 1933 Securities Act.

     SUMMARY COMPENSATION, TABLE A. the disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation 228.402.

                                                                        Long Term Compensation
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
 Gerald Yakimishyn,Table   2001        0           0            0     70,000       0        0         0   |
 President                 2000        0           0            0          0       0        0         0   |
                           1999        0           0            0          0       0        0         0   |


             The Remainder of this Page is Intentionally left Blank

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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


Name and Address of Officer/Director               Share                    Share
                                                 Ownership         %     Attribution      %
Gerald Yakimishyn (1). . . . . . . . . . . . .   20,500,400        99.02   20,501,615   99.02
11270 Chalet Road
Sidney B.C. Canada V8L 5M1 President/Director
---------------------------------------------------------------------------------------------
Officers and Directors as a Group. . . . . . .   20,500,400        99.02   20,501,615   99.02
---------------------------------------------------------------------------------------------
Total Shares Issued and Outstanding. . . . . .   20,703,704       100.00   20,703,704  100.00
---------------------------------------------------------------------------------------------
Name and Address of Officer/Director               Share                    Share
                                                 Ownership         %     Attribution      %
Sharon Yakimishyn (1). . . . . . . . . . . . .          160       0.0008   20,501,615   99.02
11270 Chalet Road
Sidney B.C. Canada V8L 5M1
---------------------------------------------------------------------------------------------
GSMY Development Ltd. (1). . . . . . . . . . .          312       0.0015   20,501,615   99.02
11270 Chalet Road
Sidney B.C. Canada V8L 5M1
---------------------------------------------------------------------------------------------
Travis Yakimishyn (1). . . . . . . . . . . . .          160       0.0008   20,501,615   99.02
11270 Chalet Road
Sidney B.C. Canada V8L 5M1
---------------------------------------------------------------------------------------------
Troy Yakimishyn (1). . . . . . . . . . . . . .          160       0.0008   20,501,615   99.02
11270 Chalet Road
Sidney B.C. Canada V8L 5M1
---------------------------------------------------------------------------------------------
Alysha Yakimishyn (1). . . . . . . . . . . . .          160       0.0008   20,501,615   99.02
11270 Chalet Road
Sidney B.C. Canada V8L 5M1
---------------------------------------------------------------------------------------------
San Juan Capital Corp. (1) . . . . . . . . . .          263       0.0013   20,501,615   99.02
11270 Chalet Road
Sidney B.C. Canada V8L 5M1
---------------------------------------------------------------------------------------------

(1) These shares are attributed as if common ownership among Mr. Yakimishyn and his personal and corporate family.

     CHANGE OF CONTROL. There are no arrangements known to us, including any pledge by any persons, of securities of this corporation, which may at a subsequent date result in a change of control of the Issuer.

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None  that  have  not  been  disclosed.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A)  FINANCIAL  STATEMENTS.  Please  see  Attachment  FK-01.
 (B)  FORM  8-K  REPORTS.  None
 (C) EXHIBITS. The following exhibits are incorporated herein by referenced to our previous Annual Report on Form 10-KSB, for the year ended December 31, 2000.


[3]   ARTICLES  OF  INCORPORATION  AND  BY-LAWS
      3.1  ARTICLES  OF  INCORPORATION
      3.2  BY-LAWS


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                               EWORLD TRAVEL CORP.

Dated:  March  26,  2002
                                       by

     /s/Gerald Yakimishyn          /s/J. Dan Sifford
        Gerald  Yakimishyn            J.  Dan  Sifford
        president/director            secretary/director

                                ATTACHMENT FK-01


                          AUDITED FINANCIAL STATEMENTS

                   FOR THE YEARS ENDED DECEMBER 31, 2001, 2000

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                              Financial Statements
                            December 31, 2001 and 2000

                                 C O N T E N T S



Independent  Auditor's  Report                    19

Balance  Sheets                                   20

Statements  of  Operations                        21

Statements  of  Stockholders'  Equity             22

Statements  of  Cash  Flows                       24

Notes  to  the  Financial  Statements             26

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of eWorld Travel Corp.

We have audited the accompanying balance sheets of eWorld Travel Corp. (a Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on December 10, 1998 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eWorld Travel Corp. (a Development Stage Company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended and from inception on December 10, 1998 through December 31, 2001 in conformity with accounting Principles generally accepted in the United States of America.

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

/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
March  20,  2002

                              EWORLD TRAVEL CORP.
                         (a Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                        December  31,       December  31,
                                            2001                 2000
-------------------------------------------------------------------------
Current  assets
   Cash                               $          6          $       1,133

Total  Current  Assets                           6                  1,133

Other  Assets
    Investments-Available  for  Sale             -                    415

Total  Other  Assets                             -                    415

      Total  Assets                   $          6          $       1,548
                                      ===================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  payable                         3,338                      -
   Accounts payable-related party (Note 4)  57,133                  7,400
   Notes payable-related party (Note 4)          -                 41,685

Total  Current  Liabilities                 60,471                 49,085

Stockholders'  Equity

  Common Stock, authorized
  100,000,000 shares of $.001 par value,
  issued and outstanding 20,703,704 and
  2,682 shares                              20,704                      3
   Additional  Paid  in  Capital           581,181                 38,797
   Accumulated  Comprehensive  Income            -                (12,185)
   Deficit  Accumulated  During  the
     Development  Stage                   (662,350)               (74,152)

Total  Stockholders'  Equity               (60,465)               (47,537)

Total Liabilities and
 Stockholders' Equity                $           6          $       1,548
                                     ====================================

  The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                             Statements of Operations

                                                                        From inception on
                                                 For  the               December 10, 1998
                                                Year  Ended                  through
                                               December  31,              December  31,
                                        2001                   2000            2001
-------------------------------------------------------------------------------------------


Revenues:                           $           -          $         -          $         -

Expenses:

   General  and  administrative           576,090                47,041             659,491

          Total  Expenses                 576,090                47,041             659,491

Net  Operating  Loss                     (576,090)              (47,041)           (659,491)

Other  Income  (Expense)

   Loss  on  sale of securities           (12,108)                    -             (12,108)
   Gain  on  settlement  of  debt               -                 9,249               9,249

Total  Other  Income  (Expense)           (12,108)                9,249              (2,859)

Net  Loss                           $    (588,198)       $      (37,792)     $     (662,350)
                                    ========================================================

Net  Loss  Per  Share               $        (.38)       $       (14.09)     $        (1.29)
                                    ========================================================

Weighted average shares outstanding     1,544,199                 2,682             511,831
                                    ========================================================

  The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                Additional       Accumulated      During  the
                                                     Common  Stock               paid-in       Comprehensive      Development
                                                Shares            Amount          capital       Income/(Loss)        Stage
------------------------------------------------------------------------------------------------------------------------------

Common stock, issued at inception
 for cash at $10 per share                           2,000     $          2     $     19,998     $           -    $         -

Net  loss  for  the  period  ended
December  31,  1998                                      -                -                -                 -              -

Balance,  December  31, 1998                         2,000                2           19,998                 -              -

Common  stock  issued  for  cash
 at  $25.85  per  share                                672                1           16,799                 -              -

Common  stock  issued  for  cash
 at  $200  per  share                                   10                -            2,000                 -              -

Net  loss  for  the  year  ended
 December  31,  1999                                     -                -                -                 -        (36,360)

Balance,  December  31, 1999                         2,682                3           38,797                 -        (36,360)

Net  change  in  unrealized  gains/
 (Losses)  on  available  for  sale
 securities                                              -                -                -           (12,185)             -

Net  loss  for  the  year  ended
 December  31,  2000                                     -                -                -                 -        (37,792)

Balance,  December  31, 2000                         2,682                3           38,797           (12,185)       (74,152)

Common  stock  issued  for  services
 at  $2.50  per  share                              30,000               30           74,970                 -              -

Common  stock  issued  for  services
 at  $.10  per  share                              500,000              500           49,500                 -              -

Common  stock  issued  for  services
 at  $.25  per  share                               70,000               70          174,930                 -              -

Common  stock  issued  for  services
 at  $2.00  per  share                             100,000              100          199,900                 -              -

Shares  issued  in  round-up                            35                -                -                 -              -

Common  stock  issued  for  services
 at  $.001  per  share                          20,000,000           20,000                -                 -              -

Rounding  of shares                                    987                1                -                 -              -

Forgiveness  of  debt                                    -                -           43,085                 -              -

Net  change  in  unrealized  gains/
 (Losses)  on  available  for  sale
 securities                                              -                -                -            12,185              -

  The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                        Statement of Stockholders' Equity
                                   (CONTINUED)

                                                                                                                   Deficit
                                                                                                                 Accumulated
                                                                                Additional       Accumulated      During  the
                                                     Common  Stock               paid-in       Comprehensive      Development
                                                Shares            Amount          capital       Income/(Loss)        Stage
------------------------------------------------------------------------------------------------------------------------------
Net  loss  for  the  year  ended
 December  31,  2001                                     -               -                 -                -        (588,198)


Balance,  December  31,  2001                   20,703,704     $    20,704      $    581,182      $         -     $  (662,350)
                                           ===================================================================================


  The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                            Statements of Cash Flows

                                                                                From inception on
                                                       For  the                 December 10, 1998
                                                     Year  Ended                      through
                                                     December  31,                 December  31,
                                             2001                   2000                2001
---------------------------------------------------------------------------------------------------

Cash  Flows  form  Operating
 Activities

     Net  loss                         $          (588,198)    $        (37,792)     $    (662,350)
     Adjustments  to  reconcile
       net  loss  to  net  cash
       provided  by  operations:
      Stock issued for services                     520,000                   -            520,000
      Loss  on sale of securities                    12,108                   -             12,108
      Gain on settlement of notes receivable              -              (9,249)            (9,249)
      Increase in accounts payable                    3,338                   -              3,338
      Increase  in  accounts  payables-related
        party                                        49,733               7,015             57,133

Net  Cash  (Used)  Provided  by
 Operating  Activities                               (3,019)            (40,026)           (79,020)

Cash  Flows  from  Investing
 Activities:
  Proceeds  on  sale  of  securities                    492                   -                492
  Payment  for  notes  receivable                         -              (3,351)            (3,351)

Net  Cash  (Used)  Provided  by
   Investing  Activities                                492              (3,351)            (2,859)

Cash  Flows  from  Financing
 Activities:
     Capital  contribution                            1,400                   -              1,400
     Issued  common  stock  for  cash                     -                   -             37,800
     Proceeds  from  officer                              -              41,685             41,685
     Proceeds from subscription receivable                -               1,000              1,000

Net  Cash  (Used)  Provided  by
   Financing  Activities                              1,400              42,685             81,885

Net  increase  (decrease)  in  cash                  (1,127)               (692)                 6

Cash,  beginning  of  period                          1,133               1,825                  -

Cash,  end  of  period                    $               6   $           1,133    $             6

Non-Cash  Financing  and  Investing  Transactions:
     In January 2000, a marketable security valued at $12,600 was received in exchange for a notes receivable of $3,351. The market value of the securities at December 31, 2000 is $415.

     In  April  2001,  the  Company  issued 30,000 shares of its common stock
for  services  valued      at  $75,000.

     In May 2001, the Company issued 500,000 shares of its common stock to and officer of the company for services valued at $50,000.

  The accompanying notes are an integral part of these financial statements.

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (CONTINUED)

Non-Cash  Financing  and  Investing  Transactions  (continued):
     In May 2001, the Company issued 70,000 shares of its common stock for services valued at $175,000.

     In July 2001, the Company issued 100,000 shares of its common stock of the Company for services valued  at  $200,000.

     In December 2001, the Company issued 20,000,000 shares of its common stock to an officer of the Company for services valued at $20,000.

     In December 2001, debt in the amount of $41,685 was forgiven by officers of the Company.

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                            December 31, 2001 and 2000

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

     c.  Earnings  (Loss)  Per  Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                                       From
                                                                   Inception  on
                                                                   December  10,
                                   For the Years Ended             1998  Through
                                       December  31,              December  31,
                                   2001              2000              2001
--------------------------------------------------------------------------------


     Numerator - loss     $     (588,198)     $     (37,792)     $     (662,300)

     Denominator  -  weighted  average
     of shares outstanding     1,544,199              2,682             511,831

     Loss  per  share    $         (0.38)     $      (14.09)     $        (1.29)

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

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                            December 31, 2001 and 2000


NOTE  1  -  Summary  of  Significant  Accounting  Policies  (Continued)

     f.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $662,350 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2018. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 2001 and 2000.

                                          December  31,
                                    2001                 2000
--------------------------------------------------------------------

     Deferred  tax  asset:
        NOL  carrryforward     $     225,199        $        13,538
     Valuation  allowance           (225,199)               (13,538)
     Total                     $           -        $             -
                               =====================================

NOTE  2  -  Going  Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenues.

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

In May 2001, the Company issued 500,000 shares of its common stock to an officer of the Company for services valued at $50,000

In December 2001, the Company issued 20,000,000 shares of its common stock to an officer of the Company for services valued at $20,000.

     In December 2001, debt in the amount of $41,685 was forgiven by officers of the Company

                               EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                        Notes to the Financial Statements
                            December 31, 2001 and 2000

NOTE  5  -     Equity

In April 2001, the Company authorized a 10 for 1 reverse split of its common stock. The financial statements have been retroactively restated to reflect the reverse split.

     In April 2001, the Company issued 30,000 shares of its common stock for services valued at $75,000.

     In May 2001, the Company issued 500,000 shares of its common stock to an officer of the company for services valued at $50,000.

     In May 2001, the Company issued 70,000 shares of its common stock for services valued at $175,000.

     In July 2001, the Company issued 100,000 shares of its common stock for services valued at $200,000.

     In September 2001, the Company authorized a 100 for 1 reverse split of its common stock. The financial statements have been retroactively restated to reflect the reverse split.

In December 2001, the Company issued 20,000,000 shares of its common stock to an officer of the Company for services valued at $20,000.

     In December 2001, debt in the amount fo $41,685 was forgiven by officers of the Company

NOTE  6  -     Available  for  Sale  Securities

     In January 2000, the Company's notes receivable of $3,351 was exchanged for a marketable equity security valued at $12,600. A gain of $9,249 was recognized on the exchange. As of December 31, 2000, the estimated fair value of the security is $415. The unrealized loss of $12,185 has been recognized as an accumulated comprehensive loss. During 2001, the investment was sold and the loss was recognized.

NOTE  7  -     Subsequent  Event

     In March 2002, the Company canceled 5,000,000 shares of common stock that were previously issued in July 2001.