Form 10QSB
period 2002-03-31
EWORLD TRAVEL CORP
filed 2002-05-15
CIK 1076505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the Quarterly Period ended March 31, 2002


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


As of MAY 10, 2002, 25,653,704 shares of Common Stock were issued and outstanding.



Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]



                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended March 31, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

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

                              EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                            BALANCE SHEET (UNAUDITED)

                                                          March 31,     December 31,
                                                            2002           2001
                                                        (Unaudited)
----------------------------------------------------------------------------------
                                                          ASSETS

CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $         8   $       6
                                                          ------------  ----------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .            8           6

OTHER ASSETS

  Marketable Securities
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . . . . .            0           0
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $         8   $       6
                                                          ============  ==========


      LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable . . . . . . . . . . . . . . . . . . .  $     3,338       3,338
  Accounts payable - related party . . . . . . . . . . .       82,413   $  57,133
  Notes payable - related party
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .       85,751      60,471
                                                          ------------  ----------

STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 25,653,704 and
     20,703,704 shares respectively. . . . . . . . . . .       25,654      20,704

  Additional Paid-In Capital . . . . . . . . . . . . . .      701,182     581,181
  Accumulated Comprehensive Income/(loss). . . . . . . .     (120,001)          0
  Accumulated Equity (Deficit) . . . . . . . . . . . . .     (687,628)   (662,350)
                                                          ------------  ----------
Total Stockholders' Equity . . . . . . . . . . . . . . .      (80,793)    (60,465)
                                                          ------------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $     4,958   $       6
                                                          ============  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                              EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                       STATEMENTS OF LOSS AND ACCUMULATED
                              (DEFICIT) (UNAUDITED)

                                                         From
                                                     Inception on
                           From January From January  December 10,
                             1, 2002 to  1, 2001 to  1998 through
                             March 31,    March 31,   March 31,
                                2002        2001        2002
----------------------------------------------------------------
                             $        0   $      0   $       0
                             -----------  ---------  ----------
Revenues

General and Administrative.      25,278     11,471     684,769
Net Loss from Operations. .     (25,278)   (11,471)   (684,769)
                             -----------  ---------  ----------
Loss on Investment. . . . .           0          0     (12,109)
Gain on settlement of debt.           0          0       9,249
                             -----------  ---------  ----------
Net Income (Loss) . . . . .  $  (25,278)  $(11,471)  $(687,629)
                             ===========  =========  ==========
Loss per Share. . . . . . .  $    (0.02)  $  (4.28)  $   (1.34)
                             ===========  =========  ==========
Weighted Average
    Shares Outstanding. . .   1,544,199      2,682     511,831
                             ===========  =========  ==========

                     The accompanying notes are an integral
                      part of these financial statements.

                              EWORLD TRAVEL CORP.
                            STATEMENTS OF CASH FLOW
                          (a Development Stage Company)

                                                                        From
                                                                    Inception on
                                         From January  From January December 10,
                                          1, 2002 to   1, 2001 to   1998 through
                                           March 31,    March 31,     March 31,
                                             2002         2001          2002
--------------------------------------------------------------------------------
  Operating Activities:

  Net Income (Loss) . . . . . . . . . . .  $(25,278)  $ 11,471   $(687,628)
  Stock issued for services . . . . . . .       -0-        -0-     520,000
  Loss on sale of securities. . . . . . .       -0-        -0-      12,108
  Loss on settlement of notes receivable.       -0-        -0-      (9,249)
  Increase in payables. . . . . . . . . .       -0-        -0-       3,338
  Increase in payables - related party. .    25,280    (11,471)     82,413
                                           ---------  ---------  ----------

  Net Cash from Operations. . . . . . . .         2          0     (79,018)

  Capital contribution. . . . . . . . . .       -0-        -0-       1,400
  Cash received on sale of investment . .       -0-        -0-         492
  Payment for notes receivable. . . . . .       -0-        -0-      (3,351)
  Issued common stock for cash. . . . . .       -0-        -0-      37,800
  Proceeds from officer . . . . . . . . .       -0-        -0-      41,685
  Proceeds from subscription receivable .       -0-        -0-       1,000
                                           ---------  ---------  ----------

  Net Increase (Decrease) in cash . . . .         2          0           8

  Beginning Cash. . . . . . . . . . . . .         6      3,406           0

  Cash as of Statement Date . . . . . . .  $      8   $  3,406   $       8
                                           =========  =========  ==========

  Cash Paid For:
    Interest. . . . . . . . . . . . . . .  $      0   $      0   $       0
    Taxes . . . . . . . . . . . . . . . .  $      0   $      0   $       0

                  The accompanying notes are an integral part
                         of these financial statements.

                               EWORLD TRAVEL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2002


NOTES  TO  FINANCIAL  STATEMENTS

eWorld Travel Corp. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2001.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. Our Plan of Operation is unchanged from our 2001 annual Report.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS: TWELVE MONTHS. Our cash requirements are unchanged from our previous Annual Report. Because of market conditions we have estimated and continue to estimate that we will require about $150,000.00 to $250,000.00 in new financing, during the next twelve months, with which to launch and sustain our operations. The company will endeavor to develop strategic alliances with existing travel service companies and develop a more "hands-on" business strategy. While no specific financing program has been fixed or adopted, we intend to raise these funds by the private placement of new investment shares of common stock, to sophisticated, accredited and institutional investors. Last Quarter market conditions were unfavorable to our launch of these programs.

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

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. In January 2002, we registered and issued 5,000,000 shares pursuant to Securities Act of 1933 on Form S-8 for services provided prior to year end and into 2002. In March 2002, we cancelled 50,000 shares issued in July 2001, as 5,000,000 shares pre-split.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 2002 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



Dated:  May  15,  2002
                               EWORLD TRAVEL CORP.



                                       by
/s/Gerald  Yakimishyn           /s/J.  Dan  Sifford
   Gerald  Yakimishyn              J.  Dan  Sifford
   president/director              secretary/director