Form 10QSB
period 2002-06-30
EWORLD TRAVEL CORP
filed 2002-08-12
CIK 1076505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002


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


As  of  June  30, 25,363,704 shares of Common Stock were issued and outstanding.



Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six months ended June 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

     Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

             The Remainder of this Page is Intentionally left Blank

                              EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                            BALANCE SHEET (UNAUDITED)

                                                            June 30,     December 31,
                                                              2002          2001
                                                          (Unaudited)
                                     ASSETS
CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $       266   $       6

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .          266           6

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $       266   $       6
                                                          ============  ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable . . . . . . . . . . . . . . . . . . .  $    10,838   $   3,338
  Accounts payable - related party . . . . . . . . . . .      122,991      57,133

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .      133,829      60,471

STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 25,654,704 and
     20,703,704 shares respectively. . . . . . . . . . .       25,654      20,704

  Additional Paid-In Capital . . . . . . . . . . . . . .      701,231     581,181

  Accumulated Equity (Deficit) . . . . . . . . . . . . .     (860,448)   (662,350)

Total Stockholders' Equity . . . . . . . . . . . . . . .     (133,563)    (60,465)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $       266   $       6
                                                          ============  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                              EWORLD TRAVEL CORP.
                          (a Development Stage Company)
            STATEMENTS OF LOSS AND ACCUMULATED (DEFICIT) (UNAUDITED)

                                                                                From
                                                                            Inception on
                                   From April             From January      December 10,
                             1, 2002 to  1, 2001 to  1, 2002 to 1, 2001 to  1998 through
                              June 30,    June 30,    June 30,    June 30,   June 30,
                                2002        2001        2002        2001        2002
                             $         0   $      0  $         0   $      0   $        0
                             ------------  --------  ------------  ---------  -----------
Revenues

General and Administrative.      172,818          0      198,098     11,741      857,589

Net Loss from Operations. .     (172,818)         0     (198,098)   (11,741)    (857,589)
                             ------------  --------  ------------  ---------  -----------

Loss on Investment. . . . .            0          0            0    (12,108)     (12,108)

Gain on settlement of debt.            0          0            0          0        9,249
                             ------------  --------  ------------  ---------  -----------

Net Income (Loss) . . . . .  $  (172,818)  $      0  $  (198,098)  $(23,849)  $ (860,448)
                             ============  ========  ============  =========  ===========

Loss per Share. . . . . . .  $     (0.01)  $   0.00  $     (0.01)  $  (0.06)  $    (0.22)
                             ============  ========  ============  =========  ===========

Weighted Average
    Shares Outstanding. . .   25,654,253    201,853   24,877,737    398,836    3,941,247
                             ============  ========  ============  =========  ===========




                     The accompanying notes are an integral
                      part of these financial statements.

                              EWORLD TRAVEL CORP.
                          (a Development Stage Company)
                      STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                        From
                                                                   Inception on
                                                  From January     December 10,
                                            1, 2002 to  1, 2001 to 1998 through
                                              June 30,   June 30,   June 30,
                                               2002       2001        2002
  Cash Flows from Operating Activities:
    Net Income (Loss) . . . . . . . . . . .  $(198,098)  $(23,850)  $(860,448)
    Stock issued for services . . . . . . .    125,000        -0-     645,000
    Loss on sale of securities. . . . . . .        -0-     12,108      12,108
    Loss on settlement of notes receivable.        -0-        -0-      (9,249)
    Increase in payables. . . . . . . . . .        -0-        -0-       3,338
    Increase in payables - related parties.     65,858     13,523     122,991

  Net Cash from Operations. . . . . . . . .     (7,240)     1,781     (86,260)

  Cash Flows from Investing Activities
    Payment for notes receivable. . . . . .        -0-        -0-      (3,351)
    Proceeds on sale of securities. . . . .        -0-       492          492

  Net Cash from Investing Activities. . . .        -0-       492       (2,859)

  Cash Flows from Financing Activities
    Cash received from notes receivable . .      7,500        -0-       7,500
    Capital contribution. . . . . . . . . .        -0-        -0-       1,400
    Issued common stock for cash. . . . . .        -0-        -0-      37,800
    Proceeds from officer . . . . . . . . .        -0-        -0-      41,685
    Proceeds from subscription receivable .        -0-        -0-       1,000

  Net Cash from Financing Activities. . . .      7,500          0      89,385

  Net Increase (Decrease) in cash . . . . .        260      2,273         266

  Beginning Cash. . . . . . . . . . . . . .          6      1,133           0

  Cash as of Statement Date . . . . . . . .  $     266   $  3,406   $     266
                                             ==========  =========  ==========

  Cash Paid For:
    Interest. . . . . . . . . . . . . . . .  $       0   $      0   $       0
    Taxes . . . . . . . . . . . . . . . . .  $       0   $      0   $       0

                  The accompanying notes are an integral part
                         of these financial statements.

                               EWORLD TRAVEL CORP.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2002


NOTES  TO  FINANCIAL  STATEMENTS

eWorld Travel Corp. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2001.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. Our Plan of Operation is unchanged from our 2001 Annual Report.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS: TWELVE MONTHS. Our cash requirements are unchanged from our previous Annual Report. Because of market conditions we have not made substantial progress during this reporting quarter.

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

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. Our previous web site on the World Wide Web at www.eworldtrravel.com is no longer in operation.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter, three months and six months, ended June 30, 2002 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



Dated:  July  18,  2002     EWORLD  TRAVEL  CORP.



                                       By


              /s/Gerald  Yakimishyn          /s/J.  Dan  Sifford
                 Gerald  Yakimishyn             J.  Dan  Sifford
                 president/director             secretary/director