Form 10QSB
period 2002-09-30
GYK VENTURES INC
filed 2002-11-13
CIK 1076505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2002

                       Commission File Number:  000-28429

                                GYK VENTURES INC.

                (Exact name as specified in its company charter)

                                    formerly

                               EWORLD TRAVEL CORP.

Nevada                                                                68-0423301
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)

668  North  Coast  Highway  #261,  Laguna  Beach  CA                       92651
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (949) 487-7295 Extension 17

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock

As of September 30, 2,980,149 shares of Common Stock were issued and outstanding.



Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                                       GYK Ventures, Inc.
                                 (formerly eWorld Travel Corp.)
                                 (a Development Stage Company)
                                         BALANCE SHEETS

                                                         September 30,  December 31,
                                                             2002          2001
-----------------------------------------------------------------------------------
                                                          (Unaudited)
                              ASSETS
CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $         0   $       6
                                                          ------------  ----------

TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .            0           6

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .  $         0   $       6
                                                          ============  ==========


                 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Note payable . . . . . . . . . . . . . . . . . . . . .  $     7,500   $       0
  Accounts payable . . . . . . . . . . . . . . . . . . .        3,338       3,338
  Accounts payable - related party . . . . . . . . . . .      200,332      57,133
                                                          ------------  ----------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . .      211,170      60,471
                                                          ------------  ----------

STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 2,980,149 and
     2,070,370 shares respectively . . . . . . . . . . .        2,980       2,070

  Additional Paid-In Capital . . . . . . . . . . . . . .      784,405     599,815

  Accumulated Equity (Deficit) . . . . . . . . . . . . .     (998,555)   (662,350)
                                                          ------------  ----------

Total Stockholders' Equity . . . . . . . . . . . . . . .     (211,170)    (60,465)
                                                          ------------  ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY . . . . . . . .  $         0   $       6
                                                          ============  ==========

                     The accompanying notes are an integral part
                            of these financial statements.

                                   GYK Ventures, Inc.
                            (formerly eWorld Travel Corp.)
                           (a Development Stage Company)
                        STATEMENTS OF LOSS AND ACCUMULATED
                              (DEFICIT) (Unaudited)

                                                                               From
                                                                           Inception on
                                                                           December 10,
                                 For the three            For the nine     1998 through
                                        months ended September 30,         September 30,
                                2002        2001       2002        2001        2002
----------------------------------------------------------------------------------------
                             $        0   $     0   $        0   $      0   $       0
                             -----------  --------  -----------  ---------  ----------
Revenues

General and Administrative.     138,107     9,546      336,205     21,287     995,695

Net Loss from Operations. .    (138,107)   (9,546)    (336,205)   (21,287)   (995,695)
                             -----------  --------  -----------  ---------  ----------

Loss on Investment. . . . .           0         0            0    (12,109)    (12,109)

Gain on settlement of debt.           0         0            0          0       9,249
                             -----------  --------  -----------  ---------  ----------

Net Income (Loss) . . . . .  $ (138,107)  $(9,546)  $ (336,205)  $(33,396)  $(998,555)
                             ===========  ========  ===========  =========  ==========

Loss per Share. . . . . . .  $    (0.05)  $ (0.14)  $    (0.13)  $  (0.53)  $   (1.83)
                             ===========  ========  ===========  =========  ==========

Weighted Average
    Shares Outstanding. . .   2,542,780    67,877    2,539,644     62,832     544,180
                             ===========  ========  ===========  =========  ==========

                     The accompanying notes are an integral part
                            of these financial statements.

                                 GYK Ventures, Inc.
                          (formerly eWorld Travel Corp.)
                           (a Development Stage Company)
                              STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                      From
                                                                  Inception on
                                                 For the nine     December 10,
                                                 months ended     1998 through
                                                 September 30,    September 30,
                                                2002       2001        2002
-------------------------------------------------------------------------------
  Cash Flows from Operating Activities:
    Net Income (Loss) . . . . . . . . . . .  $(336,205)  $(33,396)  $(998,555)
    Stock issued for services . . . . . . .    185,500          0     705,500
    Loss on sale of securities. . . . . . .          0     12,109      12,109
    Loss on settlement of notes receivable.          0          0      (9,249)
    Increase in payables. . . . . . . . . .          0          0       3,338
    Increase in payables - related parties.    143,199     22,569     200,332
                                             ----------  ---------  ----------

  Net Cash from Operations. . . . . . . . .     (7,506)     1,282     (86,525)

  Cash Flows from Investing Activities
    Payment for notes receivable. . . . . .          0          0      (3,351)
    Proceeds on sale of securities. . . . .          0        491         491
                                             ----------  ---------  ----------
  Net Cash from Investing Activities. . . .          0        491      (2,860)

  Cash Flows from Financing Activities
    Proceeds from notes payable . . . . . .      7,500          0       7,500
    Capital contribution. . . . . . . . . .          0          0       1,400
    Issued common stock for cash. . . . . .          0          0      37,800
    Proceeds from officer . . . . . . . . .          0          0      41,685
    Proceeds from subscription receivable .          0          0       1,000
                                             ----------  ---------  ----------
  Net Cash from Financing Activities. . . .      7,500          0      89,385
                                             ----------  ---------  ----------
  Net Increase (Decrease) in cash . . . . .         (6)     1,773           0
  Beginning Cash. . . . . . . . . . . . . .          6      1,133           0
                                             ----------  ---------  ----------
  Cash as of Statement Date . . . . . . . .  $       0   $  2,906   $       0
                                             ==========  =========  ==========

  Cash Paid For:
    Interest. . . . . . . . . . . . . . . .  $       0   $      0   $       0
    Taxes . . . . . . . . . . . . . . . . .  $       0   $      0   $       0

                     The accompanying notes are an integral part
                            of these financial statements.

                               GYK VENTURES, INC.
                         (formerly eWorld Travel Corp.)
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                               September 30, 2002




NOTES  TO  FINANCIAL  STATEMENTS

GYK Ventures, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2001.

COMMON  STOCK

During January 2002, the Company issued 500,000 shares of previously authorized but unissued common stock for services rendered valued at $125,000 (or $0.25 per share).

During  January  2002,  the  Company  cancelled  5,000  shares  of common stock.

During  June  2002,  the  Company  cancelled  2,050,000  shares of common stock.

During June 2002, the Company issued 2,050,000 shares of previously authorized but unissued common stock for services rendered valued at $20,500 (or $0.01 per share).

During September 2002, the Company issued 400,000 shares of previously authorized but unissued common stock for services rendered valued at $40,000.
(or  $0.10  per  share).

During September 2002, the Company authorized a one for ten (1:10) reverse split of its common stock

CHANGE  OF  NAME

During September 2002, the Company changed its name from eWorld Travel Corp.to GYK Ventures, Inc.

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

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended September 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

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



             The Remainder of this Page is Intentionally left Blank

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (a) PLAN OF OPERATION. Our Plan of Operation is changed from our 2001 Annual Report. Because of market conditions we have not made substantial progress during this reporting quarter Management has determined that our business plan has failed, during 2002.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS: TWELVE MONTHS. We have no cash and certain minimal cash requirements for corporate maintenance, legal and professional and auditing expenses. Our cash requirements are unchanged from our previous Annual Report. We have no prospects for acquiring this minimal funding other than shareholder advances.

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

                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM 2. CHANGES IN SECURITIES. Please refer to our Unaudited Financial Statements, Notes, Common Stock, for information.

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. Our previous web site on the World Wide Web at www.eworldtravel.com is no longer in operation. During September 2002, we instituted a name change to GYK Ventures Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. Date of Report: September 24, 2002. On September 18, 2002, a 10 to 1 reverse split took affect. On September 23, 2002, the Company filed its Definitive 14C Information Statement disclosing the name change from eWorld Travel, Inc. to GYK Ventures, Inc. The name change is do to conflict recently discovered with another, non-affiliated company.

Exhibit  A:  Certification(s)  Pursuant  to  18  USC  Section  1350

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter, three months and six months, ended September 30, 2002 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.



Dated:  November  11,  2002

                                GYK VENTURES INC.



                                       by
/s/Gerald  Yakimishyn                                        /s/J.  Dan  Sifford
 Gerald  Yakimishyn                                             J.  Dan  Sifford
 president/director                                           secretary/director

--------------------------------------------------------------------------------

                                    EXHIBIT A

--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350


     Gerald Yakimishyn, Officer/Director of this Registrant Company, hereby certify(s), to the best of my (our) knowledge and belief:

     In connection with this Quarterly Report on Form 10-QSB, dated September 30, 2002 I/we


(1)This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2)The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


Certification  Dated:  November  11,  2002




                              /s/Gerald Yakimishyn
                                Gerald Yakimishyn

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350


     J. Dan Sifford, Officer/Director of this Registrant Company, hereby certify(s), to the best of my (our) knowledge and belief:

     In connection with this Quarterly Report on Form 10-QSB, dated September 30, 2002 I/we


(1)This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2)The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


Certification  Dated:  November  11,  2002




                                /s/J. Dan Sifford
                                 J. Dan Sifford