Form 10KSB
period 2002-12-31
GYK VENTURES INC
filed 2003-04-14
CIK 1076505

`FORM 10-K-SB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-28429

                           For the Year ended 12/31/02

                               GYK VENTURES, INC.

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

[ ] (Indicate by check mark whether if disclosure of delinquent filers (Section 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/02 shares outstanding of the Registrant's Common Stock was 24,780,536.

As of 3/31/03 shares outstanding of the Registrant's Common Stock was 44,780,536.

As of 12/31/02 the aggregate number of shares held by non-affiliates was approximately 2,729,860 shares, $1,392,286 , based on current bid price of $0.51.



                                         Exhibit  Index  is  found  on  page  15

INTRODUCTION                                                                   3

PART  I                                                                        3

ITEM  1.  Description  of  Business                                            3

ITEM  2.  Description  of  Property                                            5

ITEM  3.  Legal  Proceedings                                                   5

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          5

PART  II                                                                       6

ITEM  5.  Market  for  Common  Equity  and  Stockholder  Matters               6
      (a)  Market  Information                                                 6
      (b)  Holders                                                             6

 (c)  Dividends                                                                6

 (d)  Sales  of  Unregistered  Common  Stock  2001                             6

ITEM  6.  Management's  Discussion  and  Analysis  or Plan of Operation        7
      (a)  Plan  of  Operation                                                 7
      (b)  Future  Prospects                                                   7
      (c)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          7

ITEM  7.  Financial  Statements                                                7
      (a)  Audit  Committee                                                    7
      (b)  Financial  Statements                                               8

ITEM  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           8

PART  III                                                                      8

ITEM  9.  Directors and Executive Officers, Promoters and Control Persons      8

     ITEM  10.  Executive  Compensation                                        9

ITEM  11.  Security Ownership of Certain Beneficial Owners and Management     10

ITEM  12.  Controls  and  Procedures                                          10

ITEM  13.  Attachments, Financial Statements,
           Exhibits, and Reports on Form 8-K                                  12
      (b)  Exhibits                                                           12
      (c)  Form  8-K  Reports                                                 12

                                  INTRODUCTION

     This Registrant Reporting Company has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our".

     This Form 10-KSB contains forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like "believe", "expect", "anticipate", "intends", "estimates", "forecast", "projects", and similar expressions.
                                     PART I


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

     (a)In April 2001, we authorized a 1 for 10 reverse split of our common stock.

     (b)  In  September  2001,  we  authorized  a  1  for  100  reverse  split.

     (c) September 18, 2002, we effected a 1 for 10 reverse split. The following table brings the share numbers current.

     In the chronological narrative which follows, current share amounts are inserted in parentheses giving effect to these changes. There follows a table to coordinate and clarify share amounts.

     (1) On or about January 4, 1999, we extended a limited offering, pursuant to Rule 504, of Regulation D, as then promulgated by the Securities and Exchange Commission. The offering was 2,000,000 (=200) shares of common stock, at $0.01 per share, to twenty investors, including the founders and initial affiliates. The 2,000,000 (=200) shares were subscribed for and placed to sophisticated investors, with pre-existing relationships to us.

     (2) On March 1, 1999, we authorized an additional placement of 672,000 (=67) additional shares of common stock, at $0.25 per share, pursuant to the Rule, to eight sophisticated investors, all of whom had previous relationships with us, and many of whom had invested in the initial 2,000,000 (=200) share offering.

     (3) On March 31, 1999, we accepted two additional subscriptions from two accredited investors, for a total of 10,000 (=1) shares of common stock, at $0.20 per share, also pursuant to Rule 504.

     (4) In April 2001, we issued 30,000 (=3,000) shares for other services valued at $75,000, registered pursuant to Securities Act of 1933 on Form S-8.

     (5) In May 2001, we issued 500,000 (=50,000) shares to officers, for services valued at $50,000, issued pursuant to Section 4(2) of the Act.

     (6) In May 2001, we issued 70,000 (=7,000) shares for other services valued at $175,000, registered pursuant to Securities Act of 1933 on Form S-8.

     (7)  Round-up  35  (=3)  shares  re:  1  for  10  reverse  in  April  2001.

     (8) In July 2001, we issued 100,000 (=10,00) shares for other services valued at $200,000, registered pursuant to Securities Act of 1933 on Form S-8.

     (9)  In  December  2001,  we  issued  20,000,000  (=2,000,000) shares to an officer, for services valued at $20,000, issued pursuant to Section 4(2) of the Act.

     (10)  Round-up  987  (=99)  shares re: 1 for 100 reverse in September 2001.

     (11) In Janaury 2002, we issued 5,000,000 (=500,000) shares issued for services valued at $125,000, registered pursuant to Securities Act of 1933 on Form S-8.

     (12) March 2002, we cancelled 50,000 (=5,000) shares previously issued in July 2001.

     (13) We issued 400,000 for debt reduction at $0.20 per share pursuant to Registration.

     (14)  Round  up  15,166  for  1  for  10  reverse  in  September  2002.

     (15)  We  issued  20,000,000  for  services  at  $0.02  per  share.

     (16) We issued 1,800,000 for services at $0.02 per share pursuant to Registration.

                            ----------------------------------------------------
                                               (a)           (b)           (c)
                               12/31/00        4/01          9/01         9/02
                                             1 for 10     1 for 100     1 for 10
                            ----------------------------------------------------
(1) January 4, 1999           2,000,000        200,000       2,000        200

(2) March 1, 1999               672,000         67,200         672         67
(3) March 31, 1999               10,000          1,000          10          1
                            ----------------------------------------------------
Subtotal                      2,682,000        268,200       2,682        268
                            ====================================================

                                                   (b)              (c)
                                                   9/01            9/02
                                                1 for 100        1 for 10
                                               ---------------------------
                         (1-3) Carried              2,682             268
                         (4) 04/01                 30,000           3,000
                         (5) 05/01                500,000          50,000
                         (6) 05/01                 70,000           7,000
                         (7) Round up                  35               3
                         (8) 07/01                100,000          10,000
                         (9) 12/01             20,000,000       2,000,000
                         (10) Round up                987              99
                                               ---------------------------
                         Total 12/31/01        20,704,804       2,070,480
                                               ===========================
                         Carried               20,703,704       2,070,370

                         (11) 01/02             5,000,000         500,000
                         (12) 03/02               (50,000)         (5,000)
                         (13) 03/02                               400,000
                         (14) Round up                             15,166
                         (15) 03/02                            20,000,000
                         (16) 03/02                             1,800,000
                                               ---------------------------
                         Total 03/31/02                        24,780,536
                                               ===========================

(B)  THE  BUSINESS  OF  REGISTRANT  AND  ITS  SUBSIDIARIES.

Our Plan of Operation is changed from our 2001 Annual Report. Because of market conditions we have not made substantial progress during this reporting quarter Management has determined that our business plan has failed, during 2002. We are now substantially dormant awaiting clarity in the business and financial markets.

(C) FINANCING PLANS. None. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(D) PLANNED ACQUISITIONS. There are no planned acquisitions. We are continuously investigating means to enhance shareholder value. Synergistic acquisitions in the future are open to consideration.

(E)  EMPLOYEES.  We  have two directors, Gery Yakimishyn and J. Dan Sifford.


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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 10, 2002, our shareholders approved the following name change:

          To empower the Board of Directors to change the name of this corporation to GYK Ventures, Inc., or a substantially similar name, in the sound discretion of the Board.


             The Remainder of this Page is Intentionally left Blank

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

 (A) MARKET INFORMATION. The Common Stock of this Issuer is now quoted Over the Counter on the Bulletin Board (OTCBB)(November 2000) and previously on the NQB "Pink Sheets". We have one class of securities, Common Voting Equity Shares (Common Stock). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided:


                     -----------------------------------------------
                      period       high bid     low bid       volume
                     -----------------------------------------------
                     4th 2000          .56        .25         85,000
                     1st 2001          .25        .25          5,000
                     2nd 2001         .249       .235        365,000
                     3rd 2001          .30       .249      1,190,000
                     4th 2001         2.38        .20        800,000
                     1st 2002         1.90       1.10         91,270
                     2nd 2002         2.10       0.05        450,000
                     3rd 2002         0.10       0.02        200,000
                     4th 2002         1.00       0.02      1,000,000


     The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. The source of the information is Bloomberg Financial Services.

 (B) HOLDERS. Management calculates that the approximate number of shareholders of Record for the Company's Common Stock, as of December 31, 2001, was approximately 45.

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

 (D) SALES OF UNREGISTERED COMMON STOCK 2001. As a subsequent event, in January 2003, we sold 20,000,000 new investment shares to Gabriel Sameniego, for cash, $2,000.000, pursuant to Section 4(2) of the 1933 Act.


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

 (B) FUTURE PROSPECTS-DORMANT. We are presently inactive, and expect to remain so for the balance of 2003, or until clarity emerges in the financial and business marketplaces.

 (C) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no revenues for past fiscal years or any interim periods covered by this report, or to the actual date of this report, from inception. We have no cash or assets for the past two fiscal years. We have an accumulated deficit of $1,218,105.

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

(Note 4-Related Party Transactions) Please refer to Note 4 of our Audited Financial Statements for more complete information and details on this subject.

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


                         ITEM 7.  FINANCIAL STATEMENTS.


 (A) AUDIT COMMITTEE. The Audit Committee of this Corporation for this fiscal year consists of the our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditor is responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independent Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2002 be included and filed with the Securities and Exchange Commission.

 (B) FINANCIAL STATEMENTS. Audited Financial Statements for years ended December 31, 2002, and from inception, are provided as Exhibit AFK-02, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.


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

CURRENT  OFFICER/DIRECTOR

     Gerald Yakimishyn, age 49, President, Founder and Director, will be coordinating our administrative efforts, and will guide it in its implementation of its strategic business plan. Mr. Yakimishyn has a diverse background ranging from hands-on, in-the-field mineral exploration experience, to leadership in secondary-level industrial education. He was a Surrey School District administrator for 14 years, before his move into the private industry. Mr. Yakimishyn was instrumental in the management and capitalization of Pierce Mountain Resources, Carmelita Resources Limited and Meridian Mercantile, Inc., a merchant banking organization; before joining Sino Pacific Development in 1996. He became CEO and President of Sino Pacific Development in 1997. He was an investor and Director of MarketCentral.Net, an emerging internet company, during its recent organization and launch, retiring November 17, 1999. Mr. Yakimishyn devotes only such time to our business as is necessary to perform his duties as an officer and director.

     J. Dan Sifford, Jr., age 63, our Secretary/Director appointed August 2001, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been our officer and director continuously during each of the past five years.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     Our Officers and Directors serve without a plan of compensation at this time. No plan of compensation has been adopted or is under consideration at this time. None of the Directors current or former receives, or has ever received, any salary from us in their capacities as such. No officers or directors are under an employment contract with us. We have no retirement, pension, profit sharing, or insurance or medical reimbursement plans. During 2001, we issued a total of 20,500,000 (now=) shares to our officer, Gerald Yakimishyn, for services value at $70,000.00, pursuant to Section 4(2) of the 1933 Securities Act.

     SUMMARY COMPENSATION, TABLE A. the disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation 228.402.

                                                                   |    Long Term Compensation   |
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|--------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities                   |
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
Gerald  Yakimishyn,                                                                                       |
President                2002          0           0            0        0         0        0         0   |
                         2001          0           0            0   70,000         0        0         0   |
                         2000          0           0            0        0         0        0         0   |
----------------------------------------------------------------------------------------------------------|
J.  Dan  Sifford,                                                                                         |
Secretary-Treasurer      2002          0           0            0        0         0        0         0   |
                         2001          0           0            0        0         0        0         0   |
                         2000          0           0            0        0         0        0         0   |
----------------------------------------------------------------------------------------------------------|

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

--------------------------------------------------------------------------------
                                                       Share
  Name and Address of Officer/Director               Ownership              %
--------------------------------------------------------------------------------
J.  Dan  Sifford
668  North  Coast  Highway  #261
Laguna  Beach  CA  92651                            22,050,000           49.24
--------------------------------------------------------------------------------
Gerald  Yakimishyn
11270  Chalet  Road
Sidney B.C. Canada V8L 5M1       President/Director        676            0.00
--------------------------------------------------------------------------------
Officers and Directors as a Group                   22,050,676           49.24
--------------------------------------------------------------------------------
Gabriel  Sameniego
Edificio  Universal  Penthouse
Avenida  Federico  Boyd
Panama  5  Panama                                   20,000,000           44.66
--------------------------------------------------------------------------------
Other Affiliates                                    20,000,000           44.66
All Affiliates                                      42,050,676           93.90
---------------------------------------------------============-----------------
Total Shares Issued and Outstanding                 44,780,536          100.00
Less All Affiliates                                (42,050,676)         -93.90
--------------------------------------------------------------------------------
Indicated Non-Affiliate Ownership                    2,729,860            6.10
---------------------------------------------------============-----------------

     CHANGE OF CONTROL. There are no arrangements known to us, including any pledge by any persons, of securities of this corporation, which may at a subsequent date result in a change of control of the Issuer.


                       ITEM 12.  CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based upon an evaluation under supervision and with the participation of our management, as of a date within 90 days of the filing date of this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     CHANGES IN INTERNAL ACCOUNTING. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There wee no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

 ITEM 13. ATTACHMENTS, FINANCIAL STATEMENTS, EXHIBITS, AND REPORTS ON FORM 8-K.
 (A)  ATTACHMENTS.

 (A)  Certification  pursuant  to  18  USC  Section  1350.

(AC  99.1)  Audit  Committee  Report

(AFK-02) Audited Financial Statements for the years ended December 31, 2002, 2001 and from Inception.

 (B) EXHIBITS. Please see our Previous Annual Report on Form 10-KSB, for the year ended December 31, 2001, for Exhibits: (3.1) Articles of Incorporation; (3.2) By-Laws, incorporated herein by this reference.

 (C)  FORM  8-K  REPORTS.  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

                               GYK VENTURES, INC.

Dated:  March  31,  2003
                                       by

         /s/Gerald  Yakimishyn                   /s/J.  Dan  Sifford
            Gerald  Yakimishyn                      J.  Dan  Sifford
            president/director                      secretary/director

--------------------------------------------------------------------------------

                                  ATTACHMENT A

                 CERTIFICATION PURSUANT TO 18 USC SECTION 1350.

--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350

In connection with this Annually Report on Form 10-KSB, We, Gery Yakimishyn and J. Dan Sifford, Officers and Directors of this Registrant Company, hereby certify, to the best of our knowledge and belief:

(1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


 Dated:  March  31,  2003

     by

         /s/Gerald  Yakimishyn                   /s/J.  Dan  Sifford
            Gerald  Yakimishyn                      J.  Dan  Sifford
            president/director                      secretary/director

--------------------------------------------------------------------------------

                               ATTACHMENT AC-99.1

                             AUDIT COMMITTEE REPORT

--------------------------------------------------------------------------------

GYK  Ventures,  Inc
668  North  Coast  Hwy  #261
Laguna  Beach,  CA  92651

Form  Type:  10-KSB

                             AUDIT COMMITTEE REPORT
                             ----------------------

     The Audit Committee of GYK Ventures, Inc. ("GYK") is composed of the Corporation's Board of Directors. The members of the Committee are Gery Yakimisnyn and Dan Sifford. The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

     Management is responsible for the Corporation's internal controls and the financial reporting process. The independent accountants are responsible for performing an independent audit of the Corporation's consolidated financial statements in accordance with the generally accepted auditing standards and to issue a report thereon. The Committee's responsibility is to monitor and oversee these processes.

     In this context, the Committee has met and held discussions with management and the independent accountants. Management represented to the Committee that the Corporation's financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by the Statement on Auditing Standards No. 61.

     The Corporation's independent accountants also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, and the Committee discussed with the independent accountant that firms independence.

     Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Dated:  March  31,  2003

                                       by

         /s/Gerald  Yakimishyn                   /s/J.  Dan  Sifford
            Gerald  Yakimishyn                      J.  Dan  Sifford
            president/director                      secretary/director

                               GYK VENTURES, INC.
                         (formerly eWorld Travel Corp.)
                          (a Development Stage Company)
                              Financial Statements
                            December 31, 2002 and 2001

                                 C O N T E N T S



Independent  Auditor's  Report                                   19

Balance  Sheets                                                  20

Statements  of  Operations                                       21

Statements  of  Stockholders'  Equity                            22

Statements  of  Cash  Flows                                      23

Notes  to  the  Financial  Statements                            24

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of GYK Ventures, Inc. (formerly eWorld Travel Corp.)

We have audited the accompanying balance sheets of GYK Ventures, Inc. (a Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on December 10, 1998 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GYK Ventures, Inc. (a Development Stage Company) as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended and from inception on December 10, 1998 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
March  18,  2003

                               GYK VENTURES, INC.
                         (formerly eWorld Travel Corp.)
                         (a Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                              December  31,       December  31,
                                                  2002                 2001
--------------------------------------------------------------------------------

Current  assets
   Cash                                       $         0          $         6
                                              ---------------------------------
Total  Current  Assets                                  0                    6
                                              ---------------------------------
Other  Assets
    Investments-Available  for  Sale                    0                    0
                                              ---------------------------------
Total  Other  Assets                                    0                    0
                                              ---------------------------------
      Total  Assets                           $         0          $         6
                                              =================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities
   Accounts  payable                                1,369                3,338
   Accounts payable-related party (Note 4)          7,500               57,133
   Notes  payable-related party (Note 4)          160,154                    0
                                              ---------------------------------
Total  Current  Liabilities                       169,023               60,471
                                              ---------------------------------

Stockholders'  Equity

   Common  Stock,  authorized
     100,000,000  shares  of  $.001  par  value,
     issued  and  outstanding  24,780,536  and
     2,070,370  shares                             24,780                2,070
   Additional  Paid  in  Capital                1,218,105              599,815
   Accumulated  Comprehensive  Income                   0                    0
   Deficit  Accumulated  During  the
     Development  Stage                        (1,411,908)            (662,350)
                                              ---------------------------------

Total  Stockholders'  Equity                     (169,023)             (60,465)
                                              ---------------------------------

Total Liabilities and Stockholders' Equity    $         0           $        6
                                              ==================================

  The accompanying notes are an integral part of these financial statements.

                               GYK VENTURES, INC.
                         (formerly eWorld Travel Corp.)
                          (a Development Stage Company)
                            Statements of Operations

                                                                         From  inception  on
                                       For  the            For  the      December 10, 1998
                                     Year  Ended         Year  Ended           through
                                     December  31,      December  31,       December  31,
                                          2002              2001                2002
------------------------------------------------------------------------------------------

Revenues:                            $           0     $            0     $            0

Expenses:
   General  and  administrative            749,558            576,090          1,409,049
                                     ----------------------------------------------------
          Total  Expenses                  749,558            576,090          1,409,049
                                     ----------------------------------------------------
Net  Operating  Loss                      (749,558)          (576,090)        (1,409,049)
                                     ----------------------------------------------------

Other  Income  (Expense)

   Loss  on  sale of securities                  0            (12,108)           (12,108)
   Gain  on  settlement  of  debt                0                  0              9,249
                                     ----------------------------------------------------

Total  Other  Income  (Expense)                  0            (12,108)            (2,859)
                                     ----------------------------------------------------
Net  Loss                            $    (749,558)     $    (588,198)     $  (1,411,908)
                                     ====================================================

Net Loss Per Share                   $       (0.10)     $       (0.38)     $       (0.75)
                                     ====================================================

Weighted average shares outstanding      7,454,440          1,544,199          1,889,407
                                     ====================================================

  The accompanying notes are an integral part of these financial statements.

                               GYK VENTURES, INC.
                         (formerly eWorld Travel Corp.)
                          (a Development Stage Company)
                        Statement of Stockholders' Equity

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                               Additional         Accumulated    During  the
                                                  Common  Stock                 paid-in         Comprehensive    Development
                                             Shares           Amount            capital         Income/(Loss)        Stage
-----------------------------------------------------------------------------------------------------------------------------
Common  stock,  issued  at  inception
 for  cash at $100 per share                   200     $           0     $         20,000     $          0     $          0

Net  loss  for  the  period  ended
December  31,  1998                              0                 0                    0                0                0
                                         -----------------------------------------------------------------------------------
Balance,  December  31,  1998                  200                 0               20,000                0                0
Common  stock  issued  for  cash
 at  $251  per  share                           67                 0               16,800                0                0

Common  stock  issued  for  cash
 at  $2,000  per  share                          1                 0                2,000                0                0

Net  loss  for  the  year  ended
 December 31, 1999                               0                 0                    0                0          (36,360)
                                         -----------------------------------------------------------------------------------
Balance,  December  31,  1999                  268                 0               38,800                0          (36,360)

Net  change  in  unrealized  gains/
 (Losses)  on  available  for  sale
 securities                                      0                 0                    0          (12,185)               0

Net  loss  for  the  year  ended
 December 31, 2000                               0                 0                    0                0          (37,792)
                                         -----------------------------------------------------------------------------------

Balance,  December  31,  2000                  268                 0               38,800          (12,185)         (74,152)

Common  stock  issued  for  services
 at  $25  per  share                         3,000                 3               74,997                0                0

Common  stock  issued  for  services  to
 a  related-party  at  $10  per  share      50,000                50               49,950                0                0

Common  stock  issued  for  services
 at  $20  per  share                         7,000                 7              174,993                0                0

Common  stock  issued  for  services
 at  $20  per  share                        10,000                10              199,990                0                0

Shares  issued  in  round-up                     3                 0                    0                0                0

Common  stock  issued  for  services  to
a related-party at $0.01 per share       2,000,000             2,000               18,000                0                0

Rounding  of  shares                            99                 0                    0                0                0

Forgiveness  of  debt                            0                 0               43,085                0                0

  The accompanying notes are an integral part of these financial statements.

                               GYK VENTURES, INC.
                         (formerly eWorld Travel Corp.)
                        Statement of Stockholders' Equity
                                  (CONTINUED)

                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                               Additional         Accumulated    During  the
                                                  Common  Stock                 paid-in         Comprehensive    Development
                                             Shares           Amount            capital         Income/(Loss)        Stage
-----------------------------------------------------------------------------------------------------------------------------
Net  change  in  unrealized  gains/
 (Losses)  on  available  for  sale
 securities                                         0                 0                   0            12,185             0

Net  loss  for  the  year  ended
 December  31,  2001                                0                 0                   0                 0      (588,198)
                                         -----------------------------------------------------------------------------------

Balance,  December  31,  2001               2,070,370     $       2,070     $       599,815     $           0    $ (662,350)

Shares  returned  to treasury                  (5,000)               (5)                  5                 0             0

Issuance  of  common  stock  for  services
 at  $0.25  per  share                        500,000               500             124,500                 0             0

Issuance  of  common  stock  for  debt
 reduction  at  $0.20  per  share             400,000               400              79,600                 0             0

Issuance  of  stock  in  round-up              15,166                15                 (15)                0             0

Issuance  of  common  stock  for  services
 at  $0.02  per  share                     20,000,000            20,000             380,000                 0             0

Issuance  of  common  stock  for  services
 at  $0.02 per share                        1,800,000             1,800              34,200                 0             0

Net  loss  for  the  year  ended
 December  31,  2002                                0                 0                   0                 0      (749,558)
                                         -----------------------------------------------------------------------------------

Balance,  December  31,  2002              24,780,536     $      24,780     $     1,218,105     $           0  $ (1,411,908)
                                         ===================================================================================

  The accompanying notes are an integral part of these financial statements.

                               GYK VENTURES, INC.
                         (formerly eWorld Travel Corp.)
                          (a Development Stage Company)
                            Statements of Cash Flows

                                                                        From  inception  on
                                For  the               For  the          December  10  1998
                              Year  ended            Year  ended              through
                              December  31,          December  31,          December  31,
                                  2002                   2001                   2002
-----------------------------------------------------------------------------------------
Cash  Flows  form  Operating
 Activities

     Net  loss                    $     (749,558)     $      (588,198)     $    (1,411,908)
     Adjustments  to  reconcile
       net  loss  to  net  cash
       provided  by  operations:
      Stock  issued  for  services       561,000              520,000            1,081,000
      Loss on sale of securities               0               12,108               12,108
 Gain on settlement of notes receivable        0                    0               (9,249)
      Increase  in  accounts  payable     (1,969)               3,338                1,369
      Increase in accounts
      Payables - related   party          30,367               49,733               87,500
                                  ---------------------------------------------------------

Net  Cash  (Used)  Provided  by
 Operating  Activities                  (160,160)              (3,019)            (239,180)
                                  ---------------------------------------------------------

Cash  Flows  from  Investing
 Activities:
  Proceeds  on  sale  of  securities           0                  492                 492
  Payment  for  notes  receivable              0                    0              (3,351)
                                  ---------------------------------------------------------

Net  Cash  (Used)  Provided  by
   Investing  Activities                       0                  492              (2,859)
                                  ---------------------------------------------------------

Cash  Flows  from  Financing
 Activities:
     Capital  contribution                     0                1,400               1,400
     Issued  common  stock  for  cash          0                    0              37,800
     Proceeds  from  officer             160,154                    0             201,839
 Proceeds from subscription receivable         0                    0               1,000
                                  ---------------------------------------------------------

Net  Cash  (Used)  Provided  by
   Financing  Activities                 160,154                1,400             242,039
                                  ---------------------------------------------------------

Net  increase (decrease) in cash              (6)              (1,127)                  0

Cash,  beginning  of  period                   6                1,133                   0
                                  ---------------------------------------------------------
Cash,  end of period              $            0     $              6    $              0
                                  =========================================================

Non-Cash  Financing  and  Investing  Transactions:

     In January 2000, a marketable security valued at $12,600 was received in exchange for a notes receivable of $3,351. The market value of the securities at December 31, 2000 is $415.

     In April 2001, the Company issued 3,000 shares of its common stock for services valued at $75,000.

     In May 2001, the Company issued 50,000 shares of its common stock to an officer of the Company for services valued at $50,000.

                               GYK VENTURES, INC.
                         (formerly eWorld Travel Corp.)
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (CONTINUED)

Non-Cash  Financing  and  Investing  Transactions  (continued):

      In May 2001, the Company issued 7,000 shares of its common stock for services valued at $175,000.

      In July 2001, the Company issued 10,000 shares of its common stock for services valued at $200,000.

      In December 2001, the Company issued 2,000,000 shares of its common stock to an officer of the Company for services valued at $20,000.

     In December 2001, debt in the amount fo $41,685 was forgiven by officers of the Company.

     During  January  2002,  the  Company  issued  500,000  shares of previously
authorized but unissued common stock    for services rendered value at $125,000.

     During  January  2002,  the  Company canceled 5,000 shares of common stock.

     During  September  2002,  the  Company issued  400,000 shares of previously
authorized  but  unissued  common     stock  for  reduction  of  debt  valued at
$80,000.

     During September 2002, the Company authorized a ten for one (10:1) reverse split of its common stock.

     In  October  2002,  the Company issued 21,800,000 shares of common stock at
$0.02  per  share  for  services  revalued   during the year at a total value of
$436,000.

                               GYK VENTURES, INC.
                         (formerly eWorld Travel Corp.)
                          (a Development Stage Company)
                        Notes to the Financial Statements
                            December 31, 2002 and 2001

NOTE  1  -  Summary  of  Significant  Accounting  Policies

     a.  Organization

     GYK Ventures, Inc. (the Company) was incorporated on December 10, 1998 under the laws of the state of Nevada. The Company was organized to provide internet-based travel services. The Company has not yet secured operations and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

     b.  Accounting  Method

     The Company recognizes income and expense on the accrual basis of accounting.

     c.  Earnings  (Loss)  Per  Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                                                                       From
                                                                   Inception  on
                                                                   December  10,
                                 For  the  Years  Ended            1998  Through
                                      December  31,                December  31,
                                 2002              2001                 2002
--------------------------------------------------------------------------------
     Numerator  -  loss     $   (749,558)     $    (588,198)     $   (1,411,908)

 Denominator-weighted average
 of  shares  outstanding       7,454,440          1,544,199          1,889,407
                            ---------------------------------------------------
     Loss  per  share       $      (0.10)     $       (0.38)     $       (0.75)
                            ---------------------------------------------------

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

                               GYK VENTURES, INC.
                         (formerly eWorld Travel Corp.)
                          (a Development Stage Company)
                        Notes to the Financial Statements
                            December 31, 2002 and 2001

NOTE  1  -  Summary  of  Significant  Accounting  Policies  (Continued)

     f.  Provision  for  Income  Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,411,908 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 2001 and 2000.

                                            December  31,
                                    2002                     2001
     ----------------------------------------------------------------
     Deferred  tax  asset:
        NOL  carrryforward     $     480,049          $     225,199
     Valuation  allowance           (480,049)              (255,199)
                               -------------------------------------
     Total                     $           0          $           0
                               =====================================

NOTE  2  -  Going  Concern

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

In May 2001, the Company issued 50,000 shares of its common stock to an officer of the Company for services valued at $50,000.

In December 2001, the Company issued 2,000,000 shares of its common stock to an officer of the Company for services valued at $20,000.

     In December 2001, debt in the amount fo $41,685 was forgiven by officers of the Company.

     In October 2002, 20,000,000 shares were issued to an officer for services valued at $400,000.

                               GYK VENTURES, INC.
                         (formerly eWorld Travel Corp.)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001
NOTE  5  -     Equity

In April 2001, the Company authorized a 10 for 1 reverse split of its common stock. The financial statements have been retroactively restated to reflect the reverse split.

     In April 2001, the Company issued 3,000 shares of its common stock for services valued at $75,000.

     In May 2001, the Company issued 50,000 shares of its common stock to an officer of the Company for services valued at $50,000.

     In May 2001, the Company issued 7,000 shares of its common stock for services valued at $175,000.

     In July 2001, the Company issued 10,000 shares of its common stock for services valued at $200,000.

     In September 2001, the Company authorized a 100 for 1 reverse split of its common stock. The financial statements have been retroactively restated to reflect the reverse split.

In December 2001, the Company issued 2,000,000 shares of its common stock to an officer of the Company for services valued at $20,000.

     In December 2001, debt in the amount of $41,685 was forgiven by officers of the Company.

     During January 2002, the Company issued 500,000 shares of previously authorized but unissued common stock for services rendered value at $125,000.

     During  January  2002,  the  Company canceled 5,000 shares of common stock.

     During September 2002, the Company issued 400,000 shares of previously authorized but unissued common stock for reduction of debt valued at $80,000.

     During September 2002, the Company authorized a ten for one (10:1) reverse split of its common stock.

     In October 2002, the Company issued 21,800,000 shares of common stock at $0.02 per share for services rendered during the year at a total value of $436,000.

NOTE  6  -     Available  for  Sale  Securities

     As of December 31, 2000, the estimated fair value of the securities was $415. The unrealized loss of $12,185 has been recognized as an accumulated comprehensive loss. During 2001, the investment was sold and the loss was recognized.

NOTE  7  -     Subsequent  Event
     In January 2003, the Company issued 20,000,000 shares of common stock for services valued at $0.02 per share or $400,000.