Form 10QSB
period 2003-03-31
GYK VENTURES INC
filed 2003-06-13
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the First Quarterly Period ended March 31, 2003

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

44,780,685 shares of our Common Stock were issued and outstanding as of March 31, 2003 .

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

   The financial statements, for the three months ended March 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

   Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

Page 1

Item 2. Discussion and Analysis or Plan of Operation.

( a ) Plan of Operation. Our Plan of Operation is unchanged from our 2002 Annual Report. Because of market conditions we have not made substantial progress during this reporting quarter Management has determined that our business plan has failed, during 2002.

   Cash Requirements and of Need for additional funds: twelve months . We have no cash and certain minimal cash requirements for corporate maintenance, legal and professional and auditing expenses. Our cash requirements are unchanged from our previous Annual Report. We have no prospects for acquiring this minimal funding other than shareholder advances.

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

( b ) Discussion and Analysis of Financial Condition and Results of Operations . We have had no revenues for past fiscal years and the interim periods covered by this report.

   PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None.

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None.

Item 6. Exhibits and Reports on Form 8-K.

   Form 8-K dated May 13, 2003 reported the resignation of one of our former officers/directors.

   Exhibit A: Certification(s) Pursuant to 18 USC Section 1350;

   Exhibit 99.1: Section 302

   Change of Control. There are no arrangements known to us, including any pledge by any persons, of securities of this corporation, which may at a subsequent date result in a change of control of the Issuer.

Item 6. Exhibits and Reports on Form 8-K. Exhibit A: Certification(s) Pursuant to 18 USC Section 1350

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter, three months and six months, ended March 31, 2003 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: June 13, 2003    GYK Ventures Inc.

by

/s/ J. Dan Sifford
J. Dan Sifford Sole Officer Director

Exhibit A

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

In connection with the Quarterly Report of GYK Ventures, Inc. , a Nevada corporation (the "Company"), on 10-QSB for the March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Dan Sifford, Chief Financial Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Dan Sifford
Dan Sifford
Chief Financial Officer
May 12, 2003

Exhibit 99.1

Section 302

CERTIFICATIONS Pursuant to Section 302

I, Dan Sifford , certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GYK Ventures, Inc. ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13., 2003
/s/Dan Sifford
Dan Sifford
Sole Officer Director

Page 5

GYK Ventures, Inc.
(formerly eWorld Travel Corp.)
(a Development Stage Company)
BALANCE SHEETS

	March 31	December 31,
	2003	2002

	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$0	$0

TOTAL CURRENT ASSETS	0	0

TOTAL ASSETS	$0	$0

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,369	$1,369
Accounts payable - related party	7,500	7,500
Note payable - related party	179,607	160,154

TOTAL LIABILITIES	188,476	169,023

STOCKHOLDERS' EQUITY
Common Stock, $.001 par value; authorized 100,000,000
shares; issued and outstanding, 44,780,685 and
24,780,536 shares respectively	44,781	24,780

Additional Paid-In Capital	1,598,104	1,218,105

Accumulated Equity (Deficit)	(1,831,361)	(1,411,908)

Total Stockholders' Equity	(188,476)	(169,023)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$0	$0

The accompanying notes are an integral part of these financial statements.

Page 6

GYK Ventures, Inc.
(formerly eWorld Travel Corp.)
(a Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED (DEFICIT)
(Unaudited)

			From Inception on
	From January	From January	December 10,
	1, 2003 to	1, 2002 to	1998 through
	March 31,	March 31,	March 31,
	2003	2002	2003

	$0	$0	$0

Revenues
General and Administrative	419,453	25,280	1,828,502

Net Loss from Operations	(419,453)	(25,280)	(1,828,502)

Loss on Investment	0	0	(12,108)

Gain on settlement of debt	0	0	9,249

Net Income (Loss)	$(419,453)	$(25,280)	$(1,831,361)

Loss per Share	$(0.01)	$(0.02)	$(0.43)

Weighted Average
Shares Outstanding	43,225,118	1,544,199	4,233,988

The accompanying notes are an integral part of these financial statements.

Page 7

GYK Ventures, Inc.
(formerly eWorld Travel Corp.)
(a Development Stage Company)
STATEMENT OF CASH FLOW
(Unaudited)

			From
			Inception on
	From January	From January	December 10,
	1, 2003 to	1, 2002 to	1998 through
	March 31,	March 31,	March 31,
	2003	2002	2003

Cash Flows fromOperating Activities:
Net Income (Loss)	$(419,453)	$(25,280)	$(1,831,361)
Stock issued for services	400,000	0	1,481,000
Loss on sale of securities	0	0	12,108
Loss on settlement of notes receivable	0	0	(9,249)
Incerase in payables	0	0	1,369
Incerase in payables - related parties	19,453	25,280	106,953

Net Cash from Operations	0	0	(239,180)

Cash Flows from Investing Activities
Payment for notes receivable	0	0	(3,351)
Proceeds on sale of securities	0	0	492

Net Cash from Investing Activities	0	0	(2,859)

Cash Flows from Financing Activities
Capital contribution	0	0	1,400
Issued common stock for cash	0	0	37,800
Proceeds from officer	0	0	201,839
Proceeds from subscription receivable	0	0	1,000

Net Cash from Financing Activities	0	0	242,039

Net Increase (Decrease) in cash	0	0	0

Beginning Cash	0	6	0

Cash as of Statement Date	$0	$6	$0

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

In January 2003, the Company issued 20,000,000 shares of common stock at $0.02 per share for services rendered.

Page 8

GYK Ventures, Inc.
(formerly eWorld Travel Corp.)
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2003

NOTES TO FINANCIAL STATEMENTS

GYK Ventures, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended March 31, 2003, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended December 31, 2002.

COMMON STOCK ISSUED FOR SERVICES RENDERED

In January 2003, the Board of Directors and Shareholders of the Company approved an issuance of 20,000,000 shares of common stock in exchange for services rendered which were valued at $400,000 (or $.02 per share).

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

Page 9