Form 10QSB
period 2003-06-30
GYK VENTURES INC
filed 2003-08-12
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarterly Period ended June 30, 2003

Commission File Number:  000-28429

GYK Ventures Inc.

(Exact name as specified in its company charter)

formerly

eWorld Travel Corp.

Nevada	68-0423301

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

668 North Coast Highway #261, Laguna Beach CA	92651

(Address of principal executive offices)	(Zip Code)
(949) 487-7295 Extension 17
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

44,751,150 shares of our Common Stock were issued and outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format (check one): yes [ ]   no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

       The financial statements, for the three months and six months ended June 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

       Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

The Remainder of this Page is Intentionally left Blank

Page - 1

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

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None.

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

       Exhibit 31:  Certification(s) Pursuant to Section 302

       Exhibit 32:  Certification(s) Pursuant to Section 906

Page - 2

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter, three months and six months, ended June 30, 2003 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: August 11, 2003

GYK Ventures Inc.

by

/s/J. Dan Sifford

J. Dan Sifford

Sole Officer Director

Page - 3

Exhibit 31

Page - 4

CERTIFICATIONS Pursuant to Section 302

I, Dan Sifford, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GYK Ventures, Inc.;

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

Date: August 11, 2003

/s/Dan Sifford

Dan Sifford

Secretary / Director

Page - 5

Exhibit 32

Page - 6

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

CERTIFICATION  OF  SOLE REMAINING OFFICER-DIRECTOR

In  connection with the Quarterly Report of GYK Ventures, Inc., a Nevada corporation (the  "Company"),  on 10-QSB for the June 30, 2003 as filed with  the  Securities and Exchange Commission (the "Report"), I, Dan Sifford, Chief  Financial  Officer  of  the  Company,  certify,  pursuant  to  906 of the Sarbanes-Oxley  Act  of  2002  (18  U.S.C.  1350),  that  to  my  knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) ofthe  Securities  Exchange  Act  of  1934;  and

(2)  The  information  contained  in the Report fairly presents, in all materialrespects,  the  financial  condition  and  result  of operations of the Company.

/s/  Dan Sifford

Dan Sifford

Chief  Financial  Officer

August 11, 2003

Page - 7

GYK Ventures, Inc.

(a Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2003	2002

ASSETS	(Unaudited)
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Property & Equipment, Net	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,369	$1,369
Accounts Payable - related party	7,500	7,500
Notes Payable - Related Party	193,927	160,154

Total Current Liabilities	202,796	169,023

Total Liabilities	202,796	169,023

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
44,751,150 and 24,780,536 shares issued and outstanding respectively	44,751	24,780
Additional Paid in Capital	1,600,134	1,218,105
Accumulated Deficit	(1,847,681)	(1,411,908)

Total Stockholders' Equity	(202,796)	(169,023)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 8

GYK Ventures, Inc.
(a Development Stage Company)
Statement of Operations
(Unaudited)

	For the six	For the six	For the three	For the three	From Inception on December 10
	months ended	months ended	months ended	months ended	1998 through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002	2003

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	435,773	198,098	16,320	172,818	1,844,822

Total Operating Expenses	435,773	198,098	16,320	172,818	1,844,822

Operating Income (Loss)	(435,773)	(198,098)	(16,320)	(172,818)	(1,844,822)

(Loss) from Investment	-	-	-	-	(12,108)
Gain on Settlement of debt	-	-	-	-	9,249

Net (loss) from operations	(435,773)	(198,098)	(16,320)	(172,818)	(1,847,681)

Other Income (Expense)
Miscellaneous Income	-	-	-	-	-
Interest Expense	-	-	-	-	-

Total Other Income (Expense)	-	-	-	-	-

Net Income (Loss)	$(435,773)	$(198,098)	$(16,320)	$(172,818)	$(1,847,681)

Net Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.00)	$(0.01)	$(0.28)

Weighted Average Shares Outstanding	43,886,747	24,877,737	44,760,887	25,654,253	6,493,597

The accompanying notes are an integral part of these financial statements.

Page - 9

GYK Ventures, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the six months ended		From inception
	June 30,		on December 10,
	through June 30,		1998
	2003	2002	2003

Cash Flows from Operating Activities

Net Income (Loss)	$(435,773)	$(198,098)	$(1,847,681)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Loss on sale of securities	-	-	12,108
Stock Issued for Services	402,000	125,000	1,483,000
Loss on settlement of notes receivable	-	-	(9,249)
Interest on notes payable - related party	-	-	-
Change in Assets and Liabilities	-	-	-
(Increase) in interest receivable	-	-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	33,773	65,858	122,642

Net Cash Provided(Used) by Operating Activities	-	(7,240)	(239,180)

Cash Flows from Investing Activities
Payment for notes receivable		7,500	(3,351)
Cash paid for investments	-	-	492

Net Cash Provided (Used) by Investing Activities	-	7,500	(2,859)

Cash Flows from Financing Activities

Capital contribution		-	1,400
Issued common stock for cash		-	37,800
Proceeds from officer		-	201,839
Proceeds from subscription receivable	-	-	1,000

Net Cash Provided(Used) by Financing Activities	-	-	242,039

Increase (Decrease) in Cash	-	260	-

Cash and Cash Equivalents at Beginning of Period	-	6	-

Cash and Cash Equivalents at End of Period	$-	$266	$-

Cash Paid For:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 10

GYK Ventures, Inc.
Notes to the Financial Statements
June 30, 2003

GENERAL

GYK Ventures, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Page - 11