Form 10QSB
period 2003-09-30
GYK VENTURES INC
filed 2003-11-12
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarterly Period ended September 30, 2003

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

44,751,150 shares of our Common Stock were issued and outstanding as of September 30, 2003 .

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and nine months ended September 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

The Remainder of this Page is Intentionally left Blank

Page - 1

GYK Ventures, Inc.

Financial Statements

September 30, 2003

Page - 2

GYK Ventures, Inc.
(a Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2003	2002
ASSETS	(Unaudited)
Current Assets
Cash	$-	$-

Total Current Assets	-	-

Property & Equipment, Net	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,369	$1,369
Accounts Payable - related party	7,500	7,500
Notes Payable - Related Party	215,874	160,154

Total Current Liabilities	224,743	169,023

Total Liabilities	224,743	169,023

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
44,751,150 and 24,780,536 shares issued and outstanding respectively	44,751	24,780
Additional Paid in Capital	1,600,134	1,218,105
Accumulated Deficit	(1,869,628)	(1,411,908)

Total Stockholders' Equity	(224,743)	(169,023)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 3

GYK Ventures, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on December 10, 1998
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002	2003
Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	21,947	138,107	457,720	336,205	1,866,769

Total Operating Expenses	21,947	138,107	457,720	336,205	1,866,769

Net Operating Income (Loss)	(21,947)	(138,107)	(457,720)	(336,205)	(1,866,769)

Other Income (Expense)
(Loss) from Investment	-	-	-	-	(12,108)
Gain on Settlement of debt	-	-	-	-	9,249

Total Other Income (Expense)	-	-	-	-	(2,859)

Net Income (Loss)	$(21,947)	$(138,107)	$(457,720)	$(336,205)	$(1,869,628)

Net Income (Loss) Per Share	$(0.00)	$(0.05)	$(0.01)	$(0.13)	$(0.22)

Weighted Average Shares Outstanding	44,751,150	2,542,780	39,989,660	2,539,644	8,512,929

The accompanying notes are an integral part of these financial statements.

Page - 4

GYK Ventures, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			on December 10, 1998
	For the Nine Months Ended September 30,		Through September 30,
	2003	2002	2003

Cash Flows from Operating Activities

Net Income (Loss)	$(457,720)	$(336,205)	$(1,869,628)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Loss on sale of securities	-	-	12,108
Stock Issued for Services	402,000	185,500	1,483,000
Loss on settlement of notes receivable	-	-	(9,249)
Change in Assets and Liabilities	-	-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	55,720	150,699	144,589

Net Cash Provided(Used) by Operating Activities	-	(6)	(239,180)

Cash Flows from Investing Activities
Payment for notes receivable		-	(3,351)
Cash paid for investments	-	-	492

Net Cash Provided (Used) by Investing Activities	-	-	(2,859)

Cash Flows from Financing Activities

Capital contribution	-	-	1,400
Issued common stock for cash	-	-	37,800
Proceeds from officer	-	-	201,839
Proceeds from subscription receivable	-	-	1,000

Net Cash Provided(Used) by Financing Activities	-	-	242,039

Increase (Decrease) in Cash	-	(6)	-

Cash and Cash Equivalents at Beginning of Period	-	6	-

Cash and Cash Equivalents at End of Period	$-	$-	$-

Cash Paid For:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

NonCash Activities:
Stock issued for services	$402,000.00	$185,500.00	$1,483,000.00

The accompanying notes are an integral part of these financial statements.

Page - 5

GYK Ventures, Inc.
Notes to the Financial Statements
September 30, 2003

GENERAL

GYK Ventures, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Page - 6

Item 2. Discussion and Analysis or Plan of Operation.

( a ) Plan of Operation. Our Plan of Operation is unchanged from our 2002 Annual Report. Because of market conditions we have not made substantial progress during this reporting quarter Management has determined that our business plan has failed, during 2002.

Cash Requirements and of Need for additional funds: twelve months . We have no cash and certain minimal cash requirements for corporate maintenance, legal and professional and audditing expenses.Our cash requirements are unchanged from our previous Annual Report. We have no prospects for acquiring this minimal funding other than shareholder advances.

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

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

Page - 7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter, three months and nine months, ended September 30, 2003 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: August 11, 2003
GYK Ventures Inc.

by
/s/J. Dan Sifford
J. Dan Sifford
sole officer/director

Page - 8

Exhibit 31

Section 302 Certification

Page - 9

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

Dated: November 10, 2003

/s/J. Dan Sifford
J. Dan Sifford
sole officer/director

Page - 10

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 11

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF (2002

CERTIFICATION OF SOLE REMAINING OFFICER-DIRECTOR

In connection with the Quarterly Report of GYK Ventures, Inc. , a Nevada corporation (the "Company"), on 10-QSB for the September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Dan Sifford, Chief Financial Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 Dated: November 10, 2003

/s/J. Dan Sifford
J. Dan Sifford
sole officer/director

Page - 12