Form 10KSB
period 2003-12-31
GYK VENTURES INC
filed 2004-03-30
CIK 1076505

FORM 10-K-SB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28429

                               For the Year ended 12/31/03

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

[ ] (Indicate by check mark whether if disclosure of delinquent filers (?229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/03 shares outstanding of the Registrant's Common Stock was 44,751,685.

As of 12/31/03 the aggregate number of shares held by non-affiliates was approximately 2,729,860 shares, $109,194, based on current low bid price of $0.04. Bid prices for thinly traded issues may be unreliable and subject to considerable volitivity on very modest volume.

Exhibit Index is found on page 10

Page - 1

INTRODUCTION

PART I

ITEM 1. Description of Business

ITEM 2. Description of Property

ITEM 3. Legal Proceedings

ITEM 4. Submission of Matters to a Vote of Security Holders

PART II

ITEM 5. Market for Common Equity and Stockholder Matters
(a) Market Information
(b) Holders
(c) Dividends
(d) Sales of Unregistered Common Stock 2001

ITEM 6. Management's Discussion and Analysis or Plan of Operation
(a) Plan of Operation
(b) Future Prospects
(c) Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7. Financial Statements
(a) Audit Committee
(b) Financial Statements

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons

ITEM 10. Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12. Controls and Procedures

ITEM 13. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K
(b) Exhibits
(c) Form 8-K Reports

Page - 2

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

PART I

ITEM 1. Description of Business.

(a) Historical Information. eWorld Travel Corp., was organized as a closely held Nevada Corporation, on December 9, 1998. On September 23, 2002, the Company filed its Definitive 14C Information Statement disclosing the name change from eWorld Travel, Inc. to GYK Ventures, Inc. The name change was do to conflict recently discovered with another, non-affiliated company.

As detailed in our previous Annual Report, we had 24,780,536 shares issued and outstanding. As a carryover from our last previous stock split 149 shares were issued for rounding up fractional shares. during 2003, 29,000 affiliate shares were cancelled.

On January 2003, we sold 20,000,000 new investment shares to Gabriel Sameniego, for cash, $2,000.00, pursuant to Section 4(2) of the Securities Act of 1933. By virtue of the amount of shares so issued, the investor became an affiliate of our Corporation.

As result we had and have a total of 44,751,685 shares issued and outstanding.

(b) The Business of Registrant and Its Subsidiaries.

Our Plan of Operation is unchanged from our 2002 Annual Report.

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

None.

The Remainder of this Page is Intentionally left Blank

Page - 3

PART II

ITEM 5. Market for Common Equity and Stockholder Matters.

(a) Market Information. The Common Stock of this Issuer is now quoted Over the Counter on the Bulletin Board (?OTCBB?)(November 2000) and previously on the NQB "Pink Sheets". We have one class of securities, Common Voting Equity Shares (?Common Stock?). The Company's Securities may be quoted in the over-the-counter market, but there is a young, sporadic and potentially volatile trading market for them. Quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided:

period	high bid	low bid	volume

4th 2000	0.56	0.25	85,000
1st 2001	0.25	0.25	5,000
2nd 2001	0.25	0.24	365,000
3rd 2001	0.30	0.25	1,190,000
4th 2001	2.38	0.20	800,000
1st 2002	1.90	1.10	91,270
2nd 2002	2.10	0.05	450,000
3rd 2002	0.10	0.02	200,000
4th 2002	1.00	0.02	1,000,000
1st 2003	1.01	0.15	309,520
2nd 2003	0.20	0.04	59,200
3rd 2003	0.10	0.05	36,840
4th 2003	0.11	0.04	870,360

The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. The source of the information is Yahoo Finance.

(b) Holders. Management calculates that the approximate number of shareholders of Record for the Company's Common Stock, as of December 31, 2003, was approximately 50.

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

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation. Our Plan of Operation is unchanged from our 2002 Annual Report.

Cash Requirements and of Need for additional funds: twelve months. We have no cash and certain minimal cash requirements for corporate maintenance, legal and professional and auditing expenses.Our cash requirements are unchanged from our previous Annual Report. We have no prospects for acquiring this minimal funding other than shareholder advances.

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

(c) Discussion and Analysis of Financial Condition and Results of Operations. We have had no revenues for past fiscal years or any interim periods covered by this report, or to the actual date of this report, from inception. We have no cash or assets for the past two fiscal years. We have an accumulated deficit of $1,874,945.

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

(b) Financial Statements. Audited Financial Statements for years ended December 31, 2003, 2002, and from inception, are provided as Exhibit AFK-03, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Page - 4

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons.

The following persons are our Directors serve until their successors might be elected or appointed. The time of the next meeting of shareholders has not been determined.

Current Sole Officer/Director

J. Dan Sifford, Jr., age 63, our Sole Officer/Director appointed August 2001, grew up in Coral Gables, Florida, where he attended Coral Gables High School and the University of Miami. After leaving the University of Miami, Mr. Sifford formed a wholesale consumer goods distribution company which operated throughout the southeastern United States and all of Latin America. In 1965, as an extension of the operations of the original company, he founded Indiasa Corporation (Indiasa), a Panamanian company which was involved in supply and financing arrangements with many of the Latin American Governments, in particular, their air forces and their national airlines. As customer requirements dictated, separate subsidiaries were established to handle specific activities. During each of the past five years he has served as President of Indiasa, which serves only as a holding company owning: 100% of Indiasa Aviation Corp. (a company which owns aircraft but has no operations); 100% of Overseas Aviation Corporation (a company which owns Air Carrier Certificates but has no operations); 50% of Robmar International, S.A. (a company operates a manufacturing plant in Argentina and Brazil, but in which Mr. Sifford holds no office). In addition to his general aviation experience, Mr. Sifford, an Airline Transport rated pilot, has twenty two years experience in the airline business, and is currently the President of Airline of the Virgin Islands, Ltd. a commuter passenger airline operating in the Caribbean, and has been our officer and director continuously during each of the past five years.

Former Officer, resigned May, 2003.

Gerald Yakimishyn, age 49, previous President, Founder and Director, Mr. Yakimishyn has a diverse background ranging from hands-on, in-the-field mineral exploration experience, to leadership in secondary-level industrial education. He was a Surrey School District administrator for 14 years, before his move into the private industry. Mr. Yakimishyn was instrumental in the management and capitalization of Pierce Mountain Resources, Carmelita Resources Limited and Meridian Mercantile, Inc., a merchant banking organization; before joining Sino Pacific Development in 1996. He became CEO and President of Sino Pacific Development in 1997. He was an investor and Director of MarketCentral.Net, an emerging internet company, during its recent organization and launch, retiring November 17, 1999. Mr. Yakimishyn devotes only such time to our business as is necessary to perform his duties as an officer and director.

Page - 5

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

Summary Compensation Table. The disclosure of Executive compensation is now provided in the tabular form required by the Securities and Exchange Commission, pursuant to Regulation 228.402.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Gerald Yakimishyn, President	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0

J. Dan Sifford,Table ONTable OFF Secretary-Treasurer	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
	2001	0	0	0	70,000	0	0	0

The Remainder of this Page is Intentionally left Blank

Page - 6

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

Name and Address of Officer/Director	Share Ownership	%

J. Dan Sifford 668 North Coast Highway #261 Laguna Beach CA 92651	22,050,000	49.27
Officers and Directors as a Group	22,050,676	49.27
Gabriel Sameniego Ave Ricardo J. Alfaro Sun Tower Mall 59 Panama City, Panama	20,000,000	44.69
Other Affiliates	20,000,000	44.69
All Affiliates	42,050,676	93.96

Total Shares Issued and Outstanding	44,751,685	100.00
Less All Affiliates	(42,050,676)	-93.96

Indicated Non-Affiliate Ownership	2,729,860	6.10

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

Page - 7

ITEM 13. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K.
(a) Attachments.

(31) Ceritification pursuant to 302.

(32) Ceritification pursuant to 1350.

(AC 99.1) Audit Committee Report

(AFK-02) Audited Financial Statements for the years ended December 31, 2001, 2000 and from Inception.

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

Dated: March 30, 2004
by
/s/J. Dan Sifford
J. Dan Sifford
secretary/director

Page - 8

Exhibit 31

Section 302 Certification

Page - 9

   CERTIFICATIONS PURSUANT TO SECTION 302

   I, J. Dan Sifford, certify that:

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

Dated: March 30, 2004    by

/s/ J. Dan Sifford
J. Dan Sifford
Officer/Director

Page - 10

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

   CERTIFICATION OF CUSTODIAN

   In connection with the Annual Report of GYK Ventures, Inc. a Nevada corporation (the "Company"), on 10-KSB for the September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, J. Dan Sifford, Sole Officer Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

   (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 30, 2004    by

/s/ J. Dan Sifford
J. Dan Sifford
Officer/Director

Page - 11

Attachment AC-99.1

Audit Committe Report

Page - 12

GYK Ventures, Inc.
668 North Coast Highway #261,
Laguna Beach CA 92651
Form Type: 10-KSB

AUDIT COMMITTEE REPORT

The Audit Committee of Turner Valley Oil and Gas, Inc., is composed of the Corporation's Board of Directors. The members of the Committee are Donald Jackson Wells and Joseph A. Kane. The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

Dated: March 30, 2004
by            /s/J. Dan Sifford
J. Dan Sifford
secretary/director

Page - 13

 GYK Ventures, Inc.
(formerly eWorld Travel Corp.)
(a Development Stage Company)
Financial Statements
December 31, 2003 and 2002

Page - 14

C O N T E N T S

Independent Auditor’s Report

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

Page - 15

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of
GYK Ventures, Inc. (formerly eWorld Travel Corp.)

We have audited the accompanying balance sheets of GYK Ventures, Inc. (a Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and from inception on December 10, 1998 through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GYK Ventures, Inc. (a Development Stage Company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended and from inception on December 10, 1998 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company’s recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson
Bountiful, Utah
February 12, 2004

Page - 16

GYK Ventures, Inc.
(formerly eWorld Travel Corp.)
(a Development Stage Company)
Balance Sheets

	December 31,	December 31,
Assets	2003	2002

Current assets
Cash	$-	$-

Total Current Assets	-	-

Other Assets
Investments-Available for Sale	-	-

Total Other Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	245	1,369
Accounts payable - related party (Note 4)	71,661	7,500
Notes payable - related party (Note 4)	160,154	160,154

Total Current Liabilities	232,060	169,023

Stockholders’ Equity
Common Stock, authorized
100,000,000 shares of $.001 par value,
issued and outstanding 44,751,685 and
24,780,536 shares respectively	44,751	24,780
Additional Paid in Capital	1,598,134	1,218,105
Accumulated Comprehensive Income	-	-
Deficit Accumulated During the
Development Stage	(1,874,945)	(1,411,908)

Total Stockholders’ Equity	(232,060)	(169,023)

Total Liabilities and Stockholders’ Equity	$-	$-

Page - 17

GYK Ventures, Inc.
    (formerly eWorld Travel Corp.)
(a Development Stage Company)
Statements of Operations

			From inception on
	For the	For the	December 10, 1998
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2003	2002	2003

Revenues:	$-	$-	$-
Expenses:
General and administrative	463,037	749,558	1,872,086

Total Expenses	463,037	749,558	1,872,086

Net Operating Loss	(463,037)	(749,558)	(1,872,086)

Other Income (Expense)
Loss on sale of securities	-	-	(12,108)
Gain on settlement of debt	-	-	9,249

Total Other Income (Expense)	-	-	(2,859)

Net Loss	$(463,037)	$(749,558)	$(1,874,945)

Net Loss Per Share	$(0.01)	$(0.10)	$(0.18)

Weighted average shares outstanding	44,322,827	7,454,440	10,329,842

Page - 18

GYK Ventures, Inc.
(formerly eWorld Travel Corp.)
(a Development Stage Company)
Statement of Stockholders’ Equity

					Deficit
					Accumulated
			Additional	Accumulated	During the
	Common Stock		paid-in	Comprehensive	Development
	Shares	Amount	capital	Income/(Loss)	Stage
Common stock, issued at inception
for cash at $100 per share	200	$-	$20,000	$-	$-

Net loss for the period ended
December 31, 1998	-	-	-	-	-

Balance, December 31, 1998	200	-	20,000	-	-

Common stock issued for cash
at $251 per share	67	-	16,800	-	-

Common stock issued for cash
at $2,000 per share	1	-	2,000	-	-

Net loss for the year ended
December 31, 1999	-	-	-	-	(36,360)

Balance, December 31, 1999	268	-	38,800	-	(36,360)

Net change in unrealized gains/
(Losses) on available for sale
securities	-	-	-	(12,185)	-

Net loss for the year ended
December 31, 2000	-	-	-	-	(37,792)

Balance, December 31, 2000	268	-	38,800	(12,185)	(74,152)

Common stock issued for services
at $25 per share 3,000	3	74,997	-	-	-

Common stock issued for services to
a related-party at $10 per share	50,000	50	49,950	-	-

Common stock issued for services
at $20 per share	7,000	7	174,993	-	-

Common stock issued for services
at $20 per share	10,000	10	199,990	-	-

Shares issued in round-up	3	-	-	-	-
Common stock issued for services to
a related-party at $0.01 per share	2,000,000	2,000	18,000	-	-

Rounding of shares	99	-	-	-	-
Forgiveness of debt	-	-	43,085	-	-

Page - 19

GYK Ventures, Inc.
(formerly eWorld Travel Corp.)
Statement of Stockholders’ Equity
(CONTINUED)

						Deficit
						Accumulated
				Additional	Accumulated	During the
	Common Stock			paid-in	Comprehensive	Development
	Shares		Amount	capital	Income/(Loss)	Stage
Net change in unrealized gains/
(Losses) on available for sale
securities	-		-	-	12,185	-

Net loss for the year ended
December 31, 2001	-		-	-	-	(588,198)

Balance, December 31, 2001	2,070,370		$2,070	$599,815	$-	$(662,350)

Shares returned to treasury	(5,000)		(5)	5	-	-
Issuance of common stock for services
at $0.25 per share	500,000		500	124,500	-	-

Issuance of common stock for debt
reduction at $0.20 per share	400,000		400	79,600	-	-

Issuance of stock in round-up	15,166		15	(15)	-	-

Issuance of common stock for services
at $0.02 per share	20,000,000		20,000	380,000	-	-

Issuance of common stock for services
at $0.02 per share	1,800,000		1,800	34,200	-	-

Net loss for the year ended
December 31, 2002	-		-	-	-	(749,558)

Balance, December 31, 2002	24,780,536		$24,780	$1,218,105	$-	$(1,411,908)

Issuance of common stock for services
at $0.02 per share	20,000,000		$20,000	$380,000	-	-

rounding due to stock split	149		$-	$-	-	-

Cancellation of common shares	(29,000)	$	(29)	$29	-	-

Net loss for the year ended

December 31, 2003	-		-	-	-	$(463,037)

Balance, December 31, 2003	44,751,685		$44,751	$1,598,134	-	$(1,874,945)

Page - 20

GYK Ventures, Inc.
(formerly eWorld Travel Corp.)
(a Development Stage Company)
Statements of Cash Flows

			From inception on
	For the	For the	December 10 1998
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2003	2002	2003
Cash Flows form Operating
Activities

Net loss	$(463,037)	$(749,558)	$(1,874,945)
Adjustments to reconcile
net loss to net cash
provided by operations:
Stock issued for services	400,000	561,000	1,481,000
Loss on sale of securities	-	-	12,108
Gain on settlement of notes receivable	-	-	(9,249)
Increase in accounts payable	1,124	(1,969)	245
Increase in accounts payables-related
party	64,161	30,367	151,661

Net Cash (Used) Provided by
Operating Activities	-	(160,160)	(239,180)

Cash Flows from Investing
Activities:
Proceeds on sale of securities	-	-	492
Payment for notes receivable	-	-	(3,351)

Net Cash (Used) Provided by
Investing Activities	-	-	(2,859)

Cash Flows from Financing
Activities:
Capital contribution	-	-	1,400
Issued common stock for cash	-	-	37,800
Proceeds from officer	-	160,154	201,839
Proceeds from subscription receivable	-	-	1,000

Net Cash (Used) Provided by
Financing Activities	-	160,154	242,039

Net increase (decrease) in cash	-	(6)	-
Cash, beginning of period	-	6	-

Cash, end of period	$-	$-	$-

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

Page - 21

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

In January 2003, the Company issued 20,000,000 shares of its common stock to an officer of the Company for services valued at $400,000.

Page - 22

GYK Ventures, Inc.
(formerly eWorld Travel Corp.)
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002

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

			From
			Inception on
			December 10,
	For the Years Ended		1998 Through
	December 31,		December 31,
	2003	2002	2003
Numerator - loss	$(464,037)	$(749,558)	$(1,874,945)
Denominator - weighted average
of shares outstanding	44,322,827	7,454,440	10,329,842

Loss per share	$(0.01)	$(0.10)	$(0.18)

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

Page - 23

GYK Ventures, Inc.
(formerly eWorld Travel Corp.)
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies (Continued)

f. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,874,945 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 2003 and 2002.

	December 31,
	2003	2002
Deferred tax asset:
NOL carrryforward	$637,481	$480,049
Valuation allowance	(637,481)	(480,049)

Total	$-	$-

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise capital in order to define their business operations, thus creating necessary operating revenues.

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
In January 2003, 20,000,000 shares were issued to an officer for services valued at $400,000.

Page - 24

    GYK Ventures, Inc.
    (formerly eWorld Travel Corp.)
Notes to the Financial Statements
December 31, 2003 and 2002
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

In January 2003, the Company issued 20,000,000 shares of its common stock to an officer of the Company for services valued at $400,000.

NOTE 6 -    Available for Sale Securities

As of December 31, 2000, the estimated fair value of the securities was $415. The unrealized loss of $12,185 has been recognized as an accumulated comprehensive loss. During 2001, the investment was sold and the loss was recognized.

Page - 25