Form 10QSB
period 2004-06-30
GYK VENTURES INC
filed 2004-08-12
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarterly Period ended June 30, 2004

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

44,751,685 shares of our Common Stock were issued and outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format (check one): yes [   ] no [X]

Page - 1

GYK Ventures, Inc.
(a Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$245
Accounts Payable - related party	-	71,661
Notes Payable - Related Party	270,150	160,154

Total Current Liabilities	270,150	232,060

Total Liabilities	270,150	232,060

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
44,751,150 and 44,751,150 shares issued and outstanding respectively	44,751	44,751
Additional Paid in Capital	1,598,379	1,598,134
Accumulated Deficit	(1,913,280)	(1,874,945)

Total Stockholders' Equity	(270,150)	(232,060)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 2

GYK Ventures, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the six	For the six	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on December 10, 1998
	June 30,	June 30,	June 30,	June 30,	through June 30,
	2004	2003	2004	2003	2004

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	38,335	435,773	9,236	16,320	1,910,421

Total Operating Expenses	38,335	435,773	9,236	16,320	1,910,421

Operating Income (Loss)	(38,335)	(435,773)	(9,236)	(16,320)	(1,910,421)

(Loss) from Investment	-	-	-	-	(12,108)
Gain on Settlement of debt	-	-	-	-	9,249

Net (loss) from operations	(38,335)	(435,773)	(9,236)	(16,320)	(1,913,280)

Other Income (Expense)
Miscellaneous Income	-	-	-	-	-
Interest Expense	-	-	-	-	-

Total Other Income (Expense)	-	-	-	-	-

Net Income (Loss)	$(38,335)	$(435,773)	$(9,236)	$(16,320)	$(1,913,280)

Net Income (Loss) Per Share	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.14)

Weighted Average Shares Outstanding	44,751,686	43,886,747	44,751,686	44,760,887	13,435,829

The accompanying notes are an integral part of these financial statements.

Page - 3

GYK Ventures, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

				From Inception
	For the Six Months Ended			on December 10, 1998
	June 30,			Through June 30,
	2004		2003	2004

Cash Flows from Operating Activities

Net Income (Loss)	$(38,335)		$(435,773)	$(1,913,280)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Loss on sale of securities	-		-	12,108
Stock Issued for Services	245		402,000	1,481,245
Loss on settlement of notes receivable	-		-	(9,249)
Change in Assets and Liabilities	-		-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	38,090		33,773	189,996

Net Cash Provided(Used) by Operating Activities	0		-	(239,180)

Cash Flows from Investing Activities
Payment for notes receivable			-	(3,351)
Cash paid for investments	-		-	492

Net Cash Provided (Used) by Investing Activities	-		-	(2,859)

Cash Flows from Financing Activities

Capital contribution	-		-	1,400
Issued common stock for cash	-		-	37,800
Proceeds from officer	-		-	201,839
Proceeds from subscription receivable	-		-	1,000

Net Cash Provided(Used) by Financing Activities	-		-	242,039

Increase (Decrease) in Cash	0		-	-

Cash and Cash Equivalents at Beginning of Period	-		-	-

Cash and Cash Equivalents at End of Period	0		-	$-

Cash Paid For:
Interest	$-		$-	$-

Income Taxes	$-	$	$ -	$-

NonCash Activities:
Stock issued for services	$-		$400,000.00	$1,483,000.00

The accompanying notes are an integral part of these financial statements.

Page - 4

GYK Ventures, Inc.

Financial Statements

June 30, 2004

Page - 5

GYK Ventures, Inc.
Notes to the Financial Statements
June 30, 2004

GENERAL

GYK Ventures, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Page - 6

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and six months ended June 30, 2004, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

Page - 8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter, three months and six months, ended June 30, 2004 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: August 11, 2004

GYK Ventures Inc.

by

/s/J. Dan Sifford
J. Dan Sifford
secretary/director

Page - 9

Exhibit 31

Section 302 Certification

Page - 10

CERTIFICATIONS Pursuant to Section 302

I, Dan Sifford, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GYK Ventures, Inc. for this Second Quarter ended June 30, 2004;

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

 Dated: August 11, 2004

/s/J. Dan Sifford
J. Dan Sifford
secretary/director

Page - 11

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 12

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350, AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF SOLE REMAINING OFFICER-DIRECTOR

In connection with this Quarterly Report of GYK Ventures, Inc., a Nevada corporation (the "Company"), on 10-QSB for June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Dan Sifford, Chief Financial Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.
Table On Dated: August 11, 2004

/s/J. Dan Sifford
J. Dan Sifford
secretary/director

Page - 13