Form 10KSB
period 2004-12-31
GYK VENTURES INC
filed 2005-03-28
CIK 1076505

FORM 10-K-SB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28429

For the Year ended 12/31/04

GYK Ventures, Inc.

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

[  ] (Indicate by check mark whether if disclosure of delinquent filers (§229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/04 shares outstanding of the Registrant's Common Stock was 44,751,685.

As of 12/31/04 the aggregate number of shares held by non-affiliates was approximately 2,729,860 shares, $109,194, based on current low bid price of $0.04. Bid prices for thinly traded issues may be unreliable and subject to considerable volatility on very modest volume.

Exhibit Index is found on page 10

Page - 1

INTRODUCTION     3

PART I     3

ITEM 1. Description of Business     3

ITEM 2. Description of Property     3

ITEM 3. Legal Proceedings     3

ITEM 4. Submission of Matters to a Vote of Security Holders     3

PART II     4

ITEM 5. Market for Common Equity and Stockholder Matters     4

(a) Market Information     4
(b) Holders     4
(c) Dividends     4
(d) Sales of Unregistered Common Stock 2004     5

ITEM 6. Management's Discussion and Analysis or Plan of Operation     5
(a) Plan of Operation     5
(b) Future Prospects     5
(c) Discussion and Analysis of Financial Condition and Results of Operations     5

ITEM 7. Financial Statements     6
(a) Audit Committee     6
(b) Financial Statements     6

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure     6

PART III 6

ITEM 9. Directors and Executive Officers, Promoters and Control Persons     6

    ITEM 10. Executive Compensation     7

ITEM 11. Security Ownership of Certain Beneficial Owners and Management     8

ITEM 12. Controls and Procedures     8

ITEM 13. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K     9
(b) Exhibits     9
(c) Form 8-K Reports     9

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

PART I

ITEM 1. Description of Business.

(a) Historical Information. As detailed in our previous Annual Report, we had a total of 44,751,685 shares issued and outstanding as of December 31, 2003. There has been no change as of December 31, 2004, and March 31, 2005

(b) The Business of Registrant and Its Subsidiaries.

Our Plan of Operation is unchanged from our 2003 Annual Report.

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

The Remainder of this Page is Intentionally left Blank

Page - 3

PART II

ITEM 5. Market for Common Equity and Stockholder Matters.

(a) Market Information. The common stock of this Issuer is now quoted Over the Counter on the Bulletin Board (“OTCBB”)(Symbol GYKV). We have one class of securities, Common Voting Equity Shares (“Common Stock”). The Company's Securities may be quoted in the over-the-counter market, but there is presently, and historically, no substantial market for our common stock. Even so, quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided:

period	high bid	low bid	volume
4th 2000	0.56	0.25	85,000
1st 2001	0.25	0.25	5,000
2nd 2001	0.25	0.24	365,000
3rd 2001	0.30	0.25	1,190,000
4th 2001	2.38	0.20	800,000
1st 2002	1.90	1.10	91,270
2nd 2002	2.10	0.05	450,000
3rd 2002	0.10	0.02	200,000
4th 2002	1.00	0.02	1,000,000
1st 2003	1.01	0.15	309,520
2nd 2003	0.20	0.04	59,200
3rd 2003	0.10	0.05	36,840
4th 2003	0.11	0.04	870,360
1st 2004	0.15	0.05	160,660
2nd 2004	0.08	0.05	157,420
3rd 2004	0.06	0.04	166,820
4th 2004	0.13	0.03	3,605,760

The foregoing price information is based upon inter-dealer prices without retail mark-up, mark-down or commissions and may not reflect actual transactions. The source of the information is Yahoo Finance.

(b) Holders. Management calculates that the approximate number of shareholders of Record for the Company's Common Stock, as of December 31, 2004, was approximately 50.

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

(d) Sales of Unregistered Common Stock 2004. None.

Page - 4

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

(b) Future Prospects-Dormant. We are presently inactive, and expect to remain so for the balance of 2005, or until an attractive opportunity may arise.

(c) Discussion and Analysis of Financial Condition and Results of Operations. We have had no revenues for past fiscal years or any interim periods covered by this report, or to the actual date of this report, or from inception. We have no cash or assets for the past two fiscal years. We have an accumulated deficit of $1,929,024.

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

Page - 5

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

Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2004 be included and filed with the Securities and Exchange Commission.

(b) Financial Statements. Audited Financial Statements for years ended December 31, 2004, 2003, and from inception, are provided as Exhibit FKA-04, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.

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

Page - 6

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

					Long Term Compensation
		Annual Compensation			Awards		Payouts
a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
J. Dan Sifford,Table ONTable OFF Sole Officer/ Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

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

Page - 8

ITEM 13. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K.

(a) Attachments.

(31) Certification pursuant to 302.

(32) Certification pursuant to 1350.

(AC 99.1) Audit Committee Report

(FKA-04) Audited Financial Statements for the years ended December 31, 2004, 2003 and from Inception.

(b) Exhibits. Please see our Annual Report on Form 10-KSB, for the year ended December 31, 2001, for Exhibits: (3.1) Articles of Incorporation; (3.2) By-Laws, incorporated herein by this reference.

(c) Form 8-K Reports. None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

GYK Ventures, Inc.

Dated: March 30, 2005                                         by

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

Dated: March 30, 2005  by

/s/ J. Dan Sifford
J. Dan Sifford
Officer/Director

Page - 11

Exhibit 32

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE   SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CUSTODIAN

    In connection with the Annual Report of GYK Ventures, Inc. a Nevada corporation (the "Company"), on 10-KSB for the December 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, J. Dan Sifford, Sole Officer Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 30, 2005  by

/s/ J. Dan Sifford
J. Dan Sifford
Officer/Director

Page - 12

Attachment AC-99.1

Audit Committee Report

Page - 13

GYK Ventures, Inc.
Form Type: 10-KSB

AUDIT COMMITTEE REPORT

The Audit Committee of GYK Ventures, Inc. ("GYK Ventures") is composed of the Corporation's Board of Directors. The member (s) of the Committee are J. Dan Sifford. The Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

Dated: March 30, 2005

by

/s/J. Dan Sifford
J. Dan Sifford secretary/director

Page - 14

Attachment FKA-04

Audited Financial Statements

for the years ended December 31, 2004, 2003
and from inception

Page - 15

GYK Ventures, Inc.
(a Development Stage Company)
Financial Statements
December 31, 2004 and 2003

Page - 16

C O N T E N T S

Independent Auditor’s Report

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

Page - 17

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders of
GYK Ventures, Inc.

We have audited the accompanying balance sheets of GYK Ventures, Inc. (a Development Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and from inception on December 10, 1998 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards accepted by The Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GYK Ventures, Inc. (a Development Stage Company) as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended and from inception on December 10, 1998 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson
Bountiful, Utah
February 12, 2004

Page - 18

GYK Ventures, Inc.
(a Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2004	2003
Assets
Current assets
Cash	$-	$-

Total Current Assets	-	-

Other Assets
Investments-Available for Sale	-	-

Total Other Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	395	245
Accounts payable - related party (Note 4)	125,345	71,661
Notes payable - related party (Note 4)	160,154	160,154

Total Current Liabilities	285,894	232,060

Stockholders’ Equity

Common Stock, authorized
100,000,000 shares of $.001 par value,
issued and outstanding 44,751,685 and
24,780,536 shares respectively	44,752	44,751
Additional Paid in Capital	1,598,378	1,598,134
Accumulated Comprehensive Income	-	-
Deficit Accumulated During the
Development Stage	(1,929,024)	(1,874,945)

Total Stockholders’ Equity	(285,894)	(232,060)

Total Liabilities and Stockholders’ Equity	$-	$-

Page - 19

 GYK Ventures, Inc.
(formerly eWorld Travel Corp.)
Statements of Operations

			From inception on
	For the	For the	December 10, 1998
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2004	2003	2004

Revenues:	$-	$-	$-

Expenses:

General and administrative	54,079	463,037	1,923,306

Total Expenses	54,079	463,037	1,923,306

Net Operating Loss	(54,079)	(463,037)	(1,923,306)

Other Income (Expense)

Loss on sale of securities	-	-	(12,108)
Gain on settlement of debt	-	-	9,249

Total Other Income (Expense)	-	-	(2,859)

Net Loss	$(54,079)	$(463,037)	$(1,929,024)

Net Loss Per Share	$(0.00)	$(0.01)	$(0.12)

Weighted average shares outstanding	$44,751,686	$44,322,827	$16,053,783

Page - 20

GYK Ventures, Inc.
(a Development Stage Company)
Statements of Stockholders’ Equity

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

Net change in unrealized gains/(Losses) on available for sale
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

Page - 21

GYK Ventures, Inc.
Statement of Stockholders’ Equity
(CONTINUED)

						Deficit
						Accumulated
				Additional	Accumulated	During the
	Common Stock			paid-in	Comprehensive	Development
	Shares		Amount	capital	Income/(Loss)	Stage

Net change in unrealized gains/
(Losses) on available for sale securities	-		-	12,185	-	-

Net loss for the year ended
December 31, 2001	-		-	-	-	(588,198)

Balance, December 31, 2001	2,070,370		$2,070	$599,815	$-	$(662,350)

Shares returned to treasury	(5,000)		(5)	5	-	-

Issuance of common stock for services at $0.25 per share	500,000		500	124,500	-	-

Issuance of common stock for debt
reduction at $0.20 per share	400,000		400	79,600	-	-

Issuance of stock in round-up	15,166		15	(15)	-	-

Issuance of common stock for services at $0.02 per share	20,000,000		20,000	380,000	-	-

Issuance of common stock for services at $0.02 per share	1,800,000		1,800	34,200	-	-

Net loss for the year ended December 31, 2002	-		-	-	-	(749,558)

Balance, December 31, 2002	24,780,536		$24,780	$1,218,105	$-	$(1,411,908)

Issuance of common stock for services
at $0.02 per share	20,000,000		$20,000	$380,000	$-	$-

rounding due to stock split	149		$-	$-	$-	$-

Cancellation of common shares	(29,000)	$	(29)	$29	$-	$-

Net loss for the year ended
December 31, 2003	-		$-	$-	$-	$(463,037)

Balance, December 31, 2003	44,751,685		$44,751	$1,598,134	$-	$(1,874,945)

rounding due to Madison adjustment	-		1	243	-	-

Net loss for the year ended December 31, 2004	-		$-	$-	$-	$(54,079)

Balance, December 31, 2004	44,751,685		$44,752	$1,598,377	$-	$(1,929,024)

Page - 22

  GYK Ventures, Inc.
(a Development Stage Company)
Statements of Cash Flows

			From inception on
	For the	For the	December 10,1998
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2004	2003	2004
Cash Flows form Operating
Activities

Net loss	$(54,079)	$(463,037)	$(1,929,024)
Adjustments to reconcile
net loss to net cash
provided by operations:
Stock issued for services	-	400,000	1,481,000
Loss on sale of securities	-	-	12,108
Gain on settlement of notes receivable	-	-	(9,249)
Increase in accounts payable	-	1,124	245
Increase in accounts payables-related party	54,079	64,161	205,740

Net Cash (Used) Provided by Operating Activities	-	-	(239,180)

Cash Flows from Investing
Activities:
Proceeds on sale of securities	-	-	492
Payment for notes receivable	-	-	(3,351)

Net Cash (Used) Provided by Investing Activities	-	-	(2,859)

Cash Flows from Financing
Activities:
Capital contribution	-	-	1,400
Issued common stock for cash	-	-	37,800
Proceeds from officer	-	-	201,839
Proceeds from subscription receivable	-	-	1,000

Net Cash (Used) Provided by Financing Activities	-	-	242,039

Net increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

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

Page - 23

GYK Ventures, Inc.
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

Page - 24

GYK Ventures, Inc.
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

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

			From
			Inception on
			December 10,
	For the Years Ended		1998 Through
	December 31,		December 31,
	2004	2003	2004
Numerator - loss	$(54,079)	$(464,037)	$(1,929,024)

Denominator - weighted average of shares outstanding	44,751,686	44,322,827	16,053,783

Loss per share	$(0.00)	$(0.01)	$(0.12)

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

Page - 25

 GYK Ventures, Inc.
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies (Continued)

f. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,929,024 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 2004 and 2003.

	December 31,
	2004	2003
Deferred tax asset:
NOL carrryforward	655,868	637,481
Valuation allowance	$(655,868)	$(637,481)

Total	$-	$-

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

Page - 26

 GYK Ventures, Inc.
Notes to the Financial Statements
December 31, 2004 and 2003

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

Page - 27