Form 10QSB
period 2005-03-31
GYK VENTURES INC
filed 2005-05-12
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended March 31, 2005

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

Shares of our Common Stock were issued and outstanding as of March 31, 2005: 44,751,685

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended March 31, 2005, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

The Remainder of this Page is Intentionally left Blank

Page - 2

GYK Ventures, Inc.

Financial Statements

March 31, 2005

Page - 3

GYK Ventures, Inc.
(a Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$-
Accounts Payable - related party	-	-
Notes Payable - Related Party	292,869	285,499

Total Current Liabilities	292,869	285,499

Total Liabilities	292,869	285,499

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
44,751,686 and 44,751,686 shares issued and outstanding respectively	44,751	44,752
Additional Paid in Capital	1,598,379	1,598,378
Accumulated Deficit	(1,935,999)	(1,928,629)

Total Stockholders' Equity	(292,869)	(285,499)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 4

GYK Ventures, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
	For the Three	For the Three	on December 10, 1998
	Months Ended	Months Ended	Through
	March 31,	March 31,	March 31,
	2005	2004	2005

Revenues	$-	$-	$-

Operating Expenses
General & Administrative	7,369	29,099	1,933,140

Total Operating Expenses	7,369	29,099	1,933,140

Net Operating Income (Loss)	(7,369)	(29,099)	(1,933,140)

Other Income (Expense)
(Loss) from Investment	-	-	(12,108)
Gain on Settlement of debt	-	-	9,249

Total Other Income (Expense)	-	-	(2,859)

Net Income (Loss)	$(7,369)	$(29,099)	$(1,935,999)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.11)

Weighted Average Shares Outstanding	44,751,686	44,751,150	17,181,156

The accompanying notes are an integral part of these financial statements.

Page - 5

GYK Ventures, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

		For the Three Months Ended		From Inception
		March 31,		on December 10, 1998
				Through March 31,
		2005	2004	2004

Cash Flows from Operating Activities

Net Income (Loss)		$(7,369)	$(29,099)	$(1,935,999)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Loss on sale of securities		-	-	12,108
Stock Issued for Services		-	-	1,481,000
Loss on settlement of notes receivable		-	-	(9,249)
Change in Assets and Liabilities		-	-	245
Increase (Decrease) in Accounts Payable and Accrued Expenses		7,369	29,099	212,715

Net Cash Provided(Used) by Operating Activities		-	-	(239,180)

Cash Flows from Investing Activities
Payment for notes receivable			-	(3,351)
Cash paid for investments		-	-	492

Net Cash Provided (Used) by Investing Activities		-	-	(2,859)

Cash Flows from Financing Activities

Capital contribution		-	-	1,400
Issued common stock for cash		-	-	37,800
Proceeds from officer		-	-	201,839
Proceeds from subscription receivable		-	-	1,000

Net Cash Provided(Used) by Financing Activities		-	-	242,039

Increase (Decrease) in Cash		-	-	-

Cash and Cash Equivalents at Beginning of Period		-	-	-

Cash and Cash Equivalents at End of Period		$-	$-	$-

Cash Paid For:
Interest		$-	$-	$-
Income Taxes	$		$-	$-

NonCash Activities:
Stock issued for services		$-	$-	$1,483,000

The accompanying notes are an integral part of these financial statements.

Page - 6

GYK Ventures, Inc.
Notes to the Financial Statements
March 31, 2005

GENERAL

GYK Ventures, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

(a) Plan of Operation. Our Plan of Operation is unchanged from our 2004 Annual Report.

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

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

Page - 8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter, three months  ended March 31, 2005 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: May 15, 2005  GYK Ventures Inc.

by

/s/J. Dan Sifford
J. Dan Sifford
sole officer/director

Page - 9

Exhibit 31

Section 302 Certification

Page - 10

CERTIFICATIONS Pursuant to Section 302

I, Dan Sifford, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GYK Ventures, Inc. for this First Quarter ended March 31, 2005;

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

 Dated: May 15, 2005

/s/J. Dan Sifford
J. Dan Sifford
sole officer/director

Page - 11

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 12

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF SOLE REMAINING OFFICER-DIRECTOR

In connection with this Quarterly Report of GYK Ventures, Inc., a Nevada corporation (the "Company"), on 10-QSB for March 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Dan Sifford, Chief Financial Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Table On Dated: May 15, 2005

/s/J. Dan Sifford
J. Dan Sifford
sole officer/director

Page - 13