Form 10QSB
period 2005-06-30
GYK VENTURES INC
filed 2005-08-15
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarter ended June 30, 2005

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

Shares of our Common Stock were issued and outstanding as of June 30, 2005: 97,225,892

Transitional Small Business Disclosure Format (check one): yes [   ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months an six months ended June 30, 2005, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

The Remainder of this Page is Intentionally left Blank

Page - 1

GYK Ventures, Inc.

Financial Statements

June 30, 2005

Page - 2

GYK Ventures, Inc.
(a Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$-
Accounts Payable - related party	-	-
Notes Payable - Related Party	50,926	285,499

Total Current Liabilities	50,926	285,499

Total Liabilities	50,926	285,499

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
97,225,892 and 44,751,686 shares issued and outstanding respectively	97,226	44,752
Additional Paid in Capital	2,542,914	1,598,378
Accumulated Deficit	(2,691,066)	(1,928,629)

Total Stockholders' Equity	(50,926)	(285,499)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 3

GYK Ventures, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the six	For the six	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on December 10, 1998
	June 30,	June 30,	June 30,	June 30,	through June 30,
	2005	2004	2005	2004	2005

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	762,436	38,335	755,067	9,236	2,688,207

Total Operating Expenses	762,436	38,335	755,067	9,236	2,688,207

Operating Income (Loss)	(762,436)	(38,335)	(755,067)	(9,236)	(2,688,207)

(Loss) from Investment	-	-	-	-	(12,108)
Gain on Settlement of debt	-	-	-	-	9,249

Net (loss) from operations	(762,436)	(38,335)	(755,067)	(9,236)	(2,691,066)

Other Income (Expense)
Miscellaneous Income	-	-	-	-	-
Interest Expense	-	-	-	-	-

Total Other Income (Expense)	-	-	-	-	-

Net Income (Loss)	$(762,436)	$(38,335)	$(755,067)	$(9,236)	$(2,691,066)

Net Income (Loss) Per Share	$(0.02)	$(0.00)	$(0.02)	$(0.00)	$(0.16)

Weighted Average Shares Outstanding	44,751,686	44,751,686	44,751,686	44,751,686	17,181,156

The accompanying notes are an integral part of these financial statements.

Page - 4

GYK Ventures, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended			From Inception
	June 30,			on December 10, 1998
				Through March 31,
	2005		2004	2005

Cash Flows from Operating Activities

Net Income (Loss)	$(762,436)		$(38,335)	$(2,691,066)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Loss on sale of securities	-		-	12,108
Stock Issued for Services	997,010		245	2,478,010
Loss on settlement of notes receivable	-		-	(9,249)
Change in Assets and Liabilities	-		-	245
Increase (Decrease) in Accounts Payable and Accrued Expenses	(234,574)		38,090	(29,228)

Net Cash Provided(Used) by Operating Activities	-		-	(239,180)

Cash Flows from Investing Activities
Payment for notes receivable			-	(3,351)
Cash paid for investments	-		-	492

Net Cash Provided (Used) by Investing Activities	-		-	(2,859)

Cash Flows from Financing Activities

Capital contribution	-		-	1,400
Issued common stock for cash	-		-	37,800
Proceeds from officer	-		-	201,839
Proceeds from subscription receivable	-		-	1,000

Net Cash Provided(Used) by Financing Activities	-		-	242,039

Increase (Decrease) in Cash	-		-	-

Cash and Cash Equivalents at Beginning of Period	-		-	-

Cash and Cash Equivalents at End of Period	-		-	$-

Cash Paid For:
Interest	$-		$-	$-
Income Taxes		$	$ -	$-

NonCash Activities:
Stock issued for services	$-		$-	$1,483,000

The accompanying notes are an integral part of these financial statements.

Page - 5

GYK Ventures, Inc.
Notes to the Financial Statements
June 30, 2005

GENERAL

GYK Ventures, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None.

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. On or about July 8, 2005, the Board of Directors and a Majority of Shareholders resolved prospectively to change the name of the Corporation to Diatom Corporation.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Section 302 Certification

Exhibit 32. Certification Pursuant TO 18 USC Section 1350

Page - 7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter, three months and six months, ended June 30, 2005 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: August 15, 2005

GYK Ventures Inc.

/s/J. Dan Sifford
J. Dan Sifford
Sole Officer Director

Page - 8

Exhibit 31

Section 302 Certification

Page - 9

CERTIFICATIONS Pursuant to Section 302

I, Dan Sifford, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GYK Ventures, Inc. for this Second Quarter ended June 30, 2005;

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

 Dated: August 15, 2005

/s/J. Dan Sifford
J. Dan Sifford
Sole Officer Director

Page - 10

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 11

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF SOLE REMAINING OFFICER-DIRECTOR

In connection with this Quarterly Report of GYK Ventures, Inc., a Nevada corporation (the "Company"), on 10-QSB for June 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Dan Sifford, Chief Financial Officer of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 Dated: August 15, 2005
/s/J. Dan Sifford
J. Dan Sifford
Sole Officer Director

Page - 12