Form 10QSB/A
period 2005-06-30
GYK VENTURES INC
filed 2005-09-06
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarter ended June 30, 2005

Amendment dated September 6, 2005

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

Shares of our Common Stock were issued and outstanding as of August 31, 2005: 50,225,892

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

ABOUT THIS AMENDED FILING

1. The financial information previously reported is unchanged.

2. The Section 302 Certification (Attachment 31) is amended to conform to current rules in accordance with Release No. 33-8228.

3. Item 5 hereof reports current events subsequent to the period represented in this report.

Page - 1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and six months ended June 30, 2005, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

The Remainder of this Page is Intentionally left Blank

Page - 2

GYK Ventures, Inc.

Financial Statements

June 30, 2005

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None.

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. On or about July 8, 2005, the Board of Directors and a Majority of Shareholders resolved prospectively to change the name of the Corporation to Diatom Corporation. As of the date of this amendment that change has been effected. There has been no change of control of this Issuer.

Item 5. Other Information. There are material subsequent events reported in this amended report:
(5.1) August 26, 2005, we joined and adopted that certain IRON-FERTILIZATION PROVE-OUT AND PURCHASE AGREEMENT dated August 17, a copy of which is attached hereto and incorporated herein by this reference; (5.2) August 29, Russ George was appointed as second and additional Director; (5.3) August 30, 2005, Russ George was elected President and Chief Executive Officer. Dan Sifford was elected Secretary; (5.4) The Cancellation of 47,000,000 affiliate shares. There has been no change of control of this Issuer, further disclosed as follows;

The Remainder of this Page is Intentionally left Blank

Page - 8

Shareholder	Shares Previously Owned	Shares Cancelled	Shares Remaining	% of new Total
J. Dan Sifford	22,050,000	18,000,000	4,050,000.00	8.06
Gabriel Sameniego	50,000,000	29,000,000	21,000,000.00	41.81
Total Two Affiliatesr	72,050,000	47,000,000.00	25,050,000.00	49.87
Total Issued and Outstanding	97,225,892	47,000,000	50,225,892.00	100.00

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

Dated: September 6, 2005  GYK Ventures Inc.

by

/s/J. Dan Sifford
J. Dan Sifford
Sole Officer Director
during the period of this Report

Page - 9

Exhibit 31

Page - 10

GYK Ventures, Inc.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dan Sifford, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GYK Ventures.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 6, 2005

/s/ Dan Sifford
Dan Sifford
Chief Executive Officer

Page - 11

GYK Ventures, Inc.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dan Sifford , certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GYK Ventures.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 6, 2005

/s/ Dan Sifford
Dan Sifford
Chief Financial Officer
Page - 12

Exhibit 32

Page - 13

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GYK Ventures, Inc., on Form 10-QSB for the period ending June 30, 2005  as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dan Sifford, President, Chief Executive Officer of GYK Ventures, Inc., and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ Dan Sifford
Dan Sifford
Chief Executive Officer

September 6, 2005

Page - 14

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GYK Ventures, Inc. on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dan Sifford, Secretary, Treasurer, and Chief Financial Officer of GYK Ventures, Inc., certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly represents, the financial condition and result of operations of GlobeTrac.

/s/ Dan Sifford
Dan Sifford
Chief Financial Officer

September 6, 2005

Page - 15