Form 10QSB/A
period 2005-06-30
GYK VENTURES INC
filed 2005-09-07
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-2

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarter ended June 30, 2005

Second Amendment dated September 7, 2005

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

ABOUT THIS AMENDED FILING

This Amendment, this Second Amendment of and to our Second Quarter filing, is made for sole purpose of supplying an exhibit inadvertently omitted from the First Amendment dated September 6, 2005.

Page - 1

PART II: OTHER INFORMATION

Item 5. Other Information. That certain IRON-FERTILIZATION PROVE-OUT AND PURCHASE AGREEMENT dated August 17, a copy of which is attached hereto and incorporated herein by this reference as Exhibit 10.1 hereto. (This Exhibit contains Attachments A, B and C.)

Item 6. Exhibits and Reports on Form 8-K. Exhibit 10.1 IRON-FERTILIZATION PROVE-OUT AND PURCHASE AGREEMENT dated August 17,

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter, three months and six months, ended June 30, 2005 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: September 7, 2005

GYK Ventures Inc.

by

/s/J. Dan Sifford
J. Dan Sifford
Sole Officer Director
during the period of this Report

Page - 2

Exhibit 10.1

IRON-FERTILIZATION PROVE-OUT AND PURCHASE AGREEMENT dated August 17,

Page - 3

IRON-FERTILIZATION PROVE-OUT
AND PURCHASE AGREEMENT

This Agreement is made and dated August 17, 2005 between the Parties and for the purposes stated herein.

I. The Parties

1. Solar is Solar Energy Limited, (“Solar”) a public Delaware corporation. Solar has entered into an agreement to acquire 100% of Planktos Inc. (“Planktos”) with a closing date of September 1, 2005 or sooner. That transaction has closed. Please see Attachment A hereto for documentation.

2. The Seller is Planktos Inc., a privately owned California corporation, to be acquired by Solar Energy Limited as a wholly-owned subsidiary thereof.

3. The Purchaser is Diatom Corporation., (“Diatom”) a public corporation with common stock registered, as a class, pursuant to §12(g) of the Securities Exchange Act of 1934, and quoted on the OTCBB (Over-The-Counter Bulletin Board).

II. Introductory Recitals

Solar Energy Limited (“Solar”) has long been engaged in the development and promotion of marketable products and technologies with positive and ameliorative environmental effects on world ecological system.

Sequestration of Carbon Dioxide (“CO2”) is understood to mean the removal of CO2 from the atmosphere, and placement of it into a stable storage medium. The simplest and most natural example of such sequestration is performed by plants absorbing CO2, storing the Carbon in while releasing O2 into the atmosphere.

Although the United States and Australia, among the developed nations of the world, have not joined the Kyoto Accords (“Kyoto”), most other nations have done so, and the treaty is in effect as or February 16, 2005. Under Kyoto, a market system is created for the trading of certain ྿credits࿀ for CO2 reducers. Accordingly, the sequestration by Iron-Fertilization is capable of earning such marketable credits and generating income as profit-incentive for environmental improvement, as well as a return on investment.

Planktos has developed and secured a unique technology/program (“Iron-Fertilization” of the oceans) for the sequestration of CO2.

Solar is interested in commercialization of this technology/program; however, to accomplish the prove-out of the technology system, and the implementation of its marketability, Solar has resolved: first, to acquire Planktos as a wholly-owned subsidiary (by a transaction apart from this Agreement); to create a program for the proof, demonstration and prove-out of the Iron-Fertilization program/system, for the sequestration of CO2; and finally, the funding and financing of the Prove-Out Phase, and then the Marketing Phase of development of a viable business.

Accordingly, Solar has designed and proposed a plan to create a partnership for Planktos with a public corporation. Diatom is ready, willing and able to provide/secure investment and financing of the necessary developmental steps, by means of the elements provided in this Agreement.

Page - 4

Diatom desires to engage in the business of promoting new environmental technologies, and also to achieve profitability for its shareholders thereby. Diatom is ready willing and able to secure and provide funding appropriate for the stated needs of Planktos, in phases, and on terms and conditions stated in this Agreement.

The ultimate aim of this Agreement is the sale by Planktos and Purchase by Diatom of perpetual marketing rights and intellectual property rights, in exchange for developmental funding and royalty agreement.

In the event of successful Prove-Out and ultimate purchase and sale of marketing rights, Diatom will require the services of Planktos personnel, familiar with the program and with incentive to strive for its successful development and marketing.

The nature of the Iron-Fertilization process is illustrated in Planktos Marketing Program, which is Attachment B hereto, and viewable on www.planktosinc.com.

“Net Sales”, as used herein, is defined by reference to Financial Accounting Standards Board, Release: “Total sales or revenues, less discounts, allowances, returns, fees or commissions related to the collection thereof.”

All monetary amounts, as used in this Agreement, are denominated in United States Dollars.

Diatom has provided a $150,000 loan to Solar, before execution of this Agreement, to assist and enable Solar to commence funding of the Prove-Out of the Iron-Fertilization program of and for Planktos.

The Parties Contemplate progressive and eventual adjustment of the capital structure of Diatom in favor of Planktos, as results of developments justify. There shall be no initial change of control of Diatom upon the closing of this agreement.

III. The Agreement Of Purchase and Sale

1. Planktos offers to sell to Diatom the following assets, on the terms and conditions set forth in this Agreement:

(1.1) World Marketing and Distribution License/Rights for the Planktos' principal product; namely, the sequestration of tonnes of CO2. Subject to confirmation from regulatory authority, a semi-permanently sequestered tonne of CO2 is equivalent to/known as a CER. A single CER (Carbon Emission Reduction Credit) is the formal unit of measurement for one tonne of CO2 sequestered and registered under the Kyoto Accord.

(1.2) All Intellectual Property Rights and world license rights to means and methods of, or related to, sequestering CO2, owned, acquired or developed by Solar or Planktos; including without limitation, iron-fertilization, patents and/or patents pending or later applied for.

Page - 5

(1.3) Services and Availability of Planktos' Officers/Directors and Advisory Board, necessary and appropriate to implement the iron-fertilization program.

2. Diatom agrees to buy the foregoing assets, on the terms and conditions set forth in this Agreement.

3. The Purchase Price shall be $250,000 cash, on closing, plus additional consideration described hereinafter. On Closing the existing loan by Diatom to Solar of $150,000 shall be retired out of the closing proceeds.

4. The Closing Date shall be set at September 1, 2005, unless mutually agreed otherwise.

5. Financing the Prove-Out Phase. The cost of the Prove-Out Phase shall be $1,290,000.

(5.1) Solar shall arrange for 75% of the financing necessary for Solar to implement and prove-out the Planktos program and method; Diatom shall arrange for the financing of the remaining 25%; in each case, in accordance with that certain Budget Addendum, which is Attachment C hereto, incorporated herein by this reference as though fully set forth herein. The Purchase Price shall be credited to Diatom's 25% commitment.

(5.2) The remaining terms of the financing are beyond the present control of the parties, and subject to further negotiation.

6. Conditions Precedent to Closing. This Agreement is subject to Diatom's satisfaction of certain conditions precedent to closing, after execution. Should approval fail to satisfy this clause, within 45 days of execution of this Agreement, the $150,000 loan by Diatom shall be repaid within 90 days of termination.

(6.1) Approval of the Budget and Business Plan;

(6.2) Identification of a bona fide buyer contractually or by correspondence, for purchase of CER's and other marketable sequestering credits;

(6.3) Identification of a qualified engineering firm's opinion as to how to sequester, certify, register, and transfer sequestering credits, the fees, forms, terms and time-lines involved in the process outlined or contemplated in Planktos' Business Plan.

7. Royalties/Net Sales. Solar/Planktos shall receive 75% of Net Sales for so long as necessary to recoup its costs. Thereafter Solar/Planktos shall receive 25% of Net Sales. Diatom shall provide Solar/Planktos with current accounting of costs and Net Sales, not less often than quarterly.

8. Planktos/Solar's Representations and Warranties, required before closing: they are legally entitled to enter this Agreement; Planktos has no liabilities, and rights/assets being transferred are free and clear of liens, attachments and liabilities; and they will nominate and provided qualified candidates for directorships, corporate office, management and technical expertise, to insure verifiable competence in Diatom to carry forth the program contemplated.

Page - 6

9. Diatom's Representations and Warranties, required before closing: Diatom is legally entitled to enter into this transaction; it is quoted in good standing on the OTCBB, in compliance with regulators; it is free of liabilities; it will accept two directors nominated by Planktos to join the existing sole director of Diatom; and that it is ready willing and able to arrange for the funding and financing contemplated by this Agreement.

10. Time is of the essence of this Agreement. On execution, a binding agreement is intended; however, the parties acknowledge that additional agreements are required, in good faith, to completely outline all terms and details fully. All parties agree to participate in such completion of their agreements in a timely manner. Governing law and Interpretation shall be the laws of California.

Planktos Inc by /s/Russ George	Solar Energy Limited by /s/Andrew Wallace
Russ George President, Director	Andrew Wallace Chairman, Director

Diatom Corporation by /s/J. Dan Sifford J. Dan Sifford sole remaining officer/director

Page - 7

Attachment A

Solar Energy Ltd./Planktos Inc.

Page - 8

Solar Energy Limited
Press Release

Solar Announces the Acquisition of Planktos, Inc.

Friday August 13, 2005 - VANCOUVER, British Columbia--Solar Energy Limited (OTCBB:SLRE - News; "Solar") today announced the acquisition of Planktos, Inc. ("Planktos"), a California-based company engaged in improving the world's marine environment by focusing on the commercial opportunities attendant to the Kyoto Protocol.

Solar issued to the sole shareholder of Planktos a five (5) year convertible debenture in the amount of one million five hundred thousand dollars ($1,500,000) and agreed to advance up to one million five hundred thousand dollars ($1,500,000) in the form of loans over the next twelve (12) months to capitalize Planktos' initial business plan in exchange for all the issued and outstanding shares of Planktos. The stock purchase agreement further commits Solar to assist Planktos in the process of becoming a public company within the next six (6) months either by reverse acquisition into an existing public entity or through an initial public offering of Planktos' common stock.

The Kyoto Protocol enables companies and governments to offset regulated greenhouse emission restrictions by investing in CO2 reduction programs in exchange for certified emission reduction (CER) credits. CER credits are traded much like commodities with a current value of approximately twenty five dollars ($25.00) per CER (which represents one tonne of CO2 or equivalent). The Kyoto Protocol became law effective February 16, 2005, the result of which legislation will be a rapidly expanding multi-billion-dollar market for CER credits.

Planktos' near-term commercial objective is to produce CER credits at a cost of less than one dollar ($1.00) per tonne utilizing proprietary technology designed to stimulate plankton growth in the world's oceans as a means by which to sequester CO2. Specifically, Planktos expects to implement its program of "iron fertilization" of the ocean to sequester tonnes of CO2. The process of stimulating plankton growth and the overall mission of Planktos can be viewed on the company's website at www.planktosinc.com.

Solar is a public company; its common shares trade on the OTCBB under the ticker symbol "SLRE".

A number of statements contained in this press release may be considered to be forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. These forward-looking statements involve a number of risks and uncertainties, including timely development, and market acceptance of products and technologies, competitive market conditions, successful integration of acquisitions and the ability to secure additional sources of financing. The actual results Solar may achieve could differ materially from any forward-looking statements due to such risks and uncertainties. Solar encourages the public to read the information provided here in conjunction with its most recent filings on Form 10KSB and Form 10QSB. Solar's public filings may be viewed at www.sec.gov.

Contact:

Solar Energy Limited
Peter Tsaparas, 604-669-4771
or
Planktos, Inc.
Russ George, 650-274-6853

Page - 9

Attachment B

Planktos Marketing Plan.

Page - 10

June 27, 2005
PLANKTOS MARKETING PROGRAM

Introduction:

Planktos proposes to sequester multimillion tonnes of CO2 via iron fertilization of the oceans. The U.N. has proposed an amendment to the Kyoto Protocol to suggest “…all signatory nations to implement iron-fertilization of the oceans as soon as it is technologically possible”

One tonne of iron ore will trigger phytoplankton to absorb from 10,000 to 100,000 tonnes of CO2 from the ocean.

To “sequester” means to “put away”, to “store”. Some of the plankton is eaten by sea life (zooplankton, etc) but a good portion eventually sinks to the bottom of the ocean. However, once the plankton reaches a depth of about 250 m it is essentially sequestered or put in storage for our life time. A rule of thumb is; once it hits 1,000 m in depth it is gone for 1,000 years.

Remember, plankton, through photosynthesis grabs a CO2 molecule, takes the carbon as part of its building block and discharges the O2, exactly as the forests of the land, except that the “forests” of the ocean absorb more than 80% of the CO2 the globe produces.

The Kyoto Accord has established a system for calculating the tonnes of CO2 sequestered by several methods. Each of the signatory countries is responsible for the supervision, calculation and certification of the CERs (Carbon Emission Reduction credits). The conference of the parties of the Kyoto Accord, as part of the UN, provides guidelines for creation of and reviews and approves proposed CERs by signatory nations. This system is evolving now as the Kyoto Accord only went into effect Feb.16, 2005. A country or company is required to reduce its CO2 levels to a certain percentage below 1990 levels. The company essentially has 3 choices:

1.	Shut the operation down or curtail its operation,
2.
Purchase CER’s in the market or from someone that is sequestering CO2. (purchasing in the market means the money goes indirectly to someone that is sequestering the CO2) - current market about $26 US per tonne.

3.	Pay the fine, the initial fine is 40 Euros (i.e., $50.00/tonne) rising eventually to 100 Euros.

The global market for the tonnes of CO2 range from CERs to simply tonnes of CO2 sequestered (not certified). The analogy is like the gold community, an ounce of gold still in the ground is worth about $25.00 but an ounce sitting on your table is $425.00. Hence a non-certified tonne of CO2 (Chicago exchange) is about $2.00/tonne whereas the CERs on the London exchange are $26.00/tonne.

Page - 11

It is worthwhile to note the following examples:
a)
STMicroelectronics (a multi-billion European company) has committed to reducing its emissions not by 7% below 1990 levels, but by 100% of all emissions. It is doing this by spending $172 million over the next few years by planting trees in New South Wales, Australia and Australia is one of the two countries that did not sign the Kyoto Accord - the other being the U.S.

b)
Rio Tinto has an aluminum smelter in New Zealand. They announced that to conform to the Kyoto Accord will cost them $12 million/year - jeopardizing several hundred jobs. Planktos could solve their problem for about $1M/year while “feeding the fishes” offshore New Zealand.

c)	At the recent Carbon Expo held May 11/13 in Cologne, Germany, several hundred buyers were looking for billions of CERs (Canada 300 million, Spain 100 million, etc.)

Planktos proposes to commence operations by initially distributing 1,000 tonnes of iron ore in a suitable location funding the first one internally. Once the process is standardized, Planktos would apply to the regulatory authorities to certify the credits. However, Planktos could just as well sell the sequestered tonnes of CO2 at a discount to a buyer who would work to get them certified and thus dramatically increase in value.

Taking the Rio Tinto/New Zealand example (one of thousands) so long as we provided the scientific proof that, in fact, we have sequester so many tonnes of CO2, the New Zealand government needs no further motivation to register the tonnes of CO2 as CERs.

The market is very large and several billion tonnes of CO2 is able to be sequestered by the oceans with absolutely no harmful effects, instead, with several major benefits. The amount of ocean plant life, plankton level has fallen 15 - 26% globally in the last 25 years alone and all we would be doing is replenishing the plankton while:
a)	Feeding the fishes,
b)	Preserving the coral forests,
c)	Replenishing the 02 levels,
d)	Sequestering the CO2

Summary: Potential Funding/Revenue Sources for Planktos:
Initial Working Capital
1.	Private placement in SLRE
2,000,000 units @ 35¢, full warrants @ 40¢ - 2 years
2.	Convertible Debenture
$2.5 million (in $100,000 units)
(a)	convert into shares of SLRE @ 15% below market (market defined as average 10 day trades for the 10 days preceding notice to convert)
(b)	or, convert into tonnes of sequestered CO2 @ $1.00/tonne

Page - 12

Secondary Funding Source
Our cost per tonne of CO2 sequestered is about 25¢. We could approach, selected countries/corporations to presell at a steep discount (say, $1.00/tonne), No different than forward selling of gold that has not been dug out of the ground yet. (see letter to Spain as an example)

There are several companies formed to inventory CERs and/or sequestered tonnes of CO2. We will hire or form our own marketing team to canvas the more logical ones; along with canvassing the worst polluters (coal fired electrical generating plants, cement plants, etc.) There are many consulting companies and individuals now establishing their role as “verifiers” and certifiers” of CO2e for use for both unregulated and Kyoto compliant “CER” products. One such company is CO2e.com another is Natsource.com. There are daily more such “middlemen” working to install themselves into this new and vigorously emerging market.

Once the system is standardized and the sequestered tonnes of CO2 become CERs, the world is the market. No matter how much gold is mined there is always a market and for the short-medium term, the market for CERs is unlimited.

Page - 13

Attachment C

Budget Addendum.

Page - 14

Diatom / Planktos

Cash Requirement During Initial Prove-Out Phase

	Monthly	Cumulative	Funds	Surplus
Month	Requirement	Requirement	Supplied	(Deficit)
May 05	10,000	10,000		(10,000)
June 05	10,000	20,000		(20,000)
July 05	20,000	40,000	* 150,000	110,000
August 05	80,000	120,000		30,000
September 05	140,000	260,000	* 100,000	(10,000)
October 05	130,000	390,000		(140,000)
November 05	600,000	990,000		(740,000)
December 05	300,000	1,290,000		(1,040,000)

*Diatom Corp. Funds

Page - 15