Form 10QSB/A
period 2005-06-30
GYK VENTURES INC
filed 2005-09-07
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-3

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

Page - 1

PART II: OTHER INFORMATION

Item 5. Other Information. That certain IRON-FERTILIZATION PROVE-OUT AND PURCHASE AGREEMENT dated August 17, a copy of which is attached hereto and incorporated herein by this reference as Exhibit 10.1 hereto. (This Exhibit contains Attachments A, B, C and D.)

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

*Diatom Corp. Funds

Page - 15

Attachment D

Budget Addendum.

June 13, 2005
PLANKTOS - CARBON CREDITS
Business Plan Concept

A. CONCEPT:
With Kyoto Accord now in effect there is a new business of dealing in Carbon Credits’ (known as CERs or Carbon Emission Reduction credits)

The business can be:
(a) simple trading in CERs as a commodity ($25 US today)
(b) generating CERs as a business
(c) Buying CERs from producers and/or consulting with producers of CERs

B. The Ocean as a “carbon sink” has far more capacity in absorbing carbon than any that are land based (30 times more).

C. Historically, Plankton in the oceans, the mechanism by which carbon is sunk, is mainly produced when iron micronutrients fall in the water somehow. (Either water/river runoff from land or dust blown from a desert i.e., Gobi). The phytoplankton (ocean plants) grabs an iron atom which allows it to much more efficiently remove CO2 from the water (via the atmosphere) and through photosynthesis produce O2 plus carbon compounds that are the tissues of the plankton. It is noted that Plankton has been reduced by some 26% in the North Pacific and over 15% in North Atlantic over the past 20 years. This affects fish stocks and other sea life dramatically. Planktos concept is a method to not only replenish plankton stocks but will be a major cost effective carbon sink and thus producer of CERs. In addition to ‘feeding’ the fishes and reducing global warming there is a third significant reason for reducing CO2 in the ocean. Excess CO2 in the ocean produces carbolic acid and the seas are becoming more acidic. This appears to be the direct cause for killing the coral plants. Corel reefs are shrinking rapidly and some scientists are saying that in 35 years all coral reefs will be dead and coral reefs harbor much sea life. A final, and fourth major reason is that the O2 levels seem to be falling and that this method replenishes the O2 in the atmosphere.

It is interesting to note that the Gobi Desert is shrinking - more grass being grown - probably as a result of global warming, meaning less dust being blown and deposited in the North Pacific and Atlantic Oceans (and the dust has minute particles of iron micronutrient that trigger plankton growth) and less plankton as a result.

D. Short Form Business Plan

1. Purchase 1000 Tons of Fe “dust” (i.e., much Fe in powder form is available at about $40/Ton - used in paint and is a major waste/nuisance byproduct.

2. Retain a suitable deep sea vessel and distribute the Fe powder in mid ocean (Atlantic or Pacific). This will take several weeks and cover several hundred square miles of ocean. Ideally, iron ore (which is about 60% Fe) is both more readily available and less expensive.

3. Prior to this, have Satellite and shipboard recordings of existing carbon content in that  specific area. (current technology permits one to calculate carbon content per cubic meter of water down to 1000 m. depth). Then monitor, via ship and satellite, the carbon absorption of the area over the next few weeks. Fe in half - micron size will float for months before sinking. Current testing indicates from 10,000 tonnes to 500,000 tons of carbon is absorbed per ton of iron dust planted in the ocean. One day after depositing the iron in the ocean it will change color (greenish) and smell like fresh mowed hay - i.e., massive absorption of CO2 via photosynthesis (not unlike plants/trees absorbing CO2 on land).

4. Pro Forma / Mathematics
Assume 1000 T of Fe distributed
Costs: (a) Fe 1000 T @ $50/T =   $ 50,000 (FOB ship)
(b) Ship - charter ( 2 months)   400,000
(c) Distribution costs     100,000
(d) Monitoring costs     100,000
(e) Overhead/contingencies    250,000
Total  $900,000

Revenue - Assume 10,000 times (1 Tonnes Fe reduces 10,000 Tons CO2)
Then, 10,000,000 CERs @ $25 / CER = $250 million!!

Notes:
1. Environmental fears should be minimized as all one is doing is replenishing the now greatly depleted natural phytoplankton. The plankton level has fallen on average 15% globally over the past 20 years alone.

2. The “fish food” benefits and support of ocean fish stocks are a major additional “free” benefit along with reducing the ocean’s acidity..

3. A 10,000 times Fe: CO2 ratio is used - but dramatic change in mathematics if 100,000 times. There is scientific support to use the 1:100,000 ratio. The first Planktos project will determine the actual ratio. It should not be less than 1:10,000.

4. Current market is about $25 US/CER but expects to rise to $30±. Note that the initial penalty to be imposed on violators is $250/CER rising to $100 if still not complying. Canadian government is capping it at $15/CER to Canadian violators, with Government subsidizing over $15. The Canadian government has estimated that Canada’s requirement is to cut 300,000,000 tons of CO2. So far they have allotted $3.7 billion in the budget, but only about $60 million is needed if the Planktos concept is implemented (never mind the benefits to the fishing industry and the coral reefs).