Form 10QSB
period 2005-09-30
DIATOM CORP
filed 2005-11-07
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarter ended September 30, 2005

Commission File Number: 000-28429

Diatom Corporation

formerly
GYK Ventures Inc.

(Exact name as specified in its company charter)

Nevada                68-0423301
(Jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

    1181 Chess Dr. #H, Foster City, CA           94404
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (650) 638-1975

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Shares of our Common Stock issued and outstanding as of September 30, 2005: 51,225,892

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

INTRODUCTION

PART I: Financial Information
Item 1. Financial Statements.
Item 2. Discussion and Analysis or Plan of Operation.
(a) Plan of Operation
(b) Discussion and Analysis of Financial Condition and Results of Operations
(c) New Business Description
Item 3. Defaults on Senior Securities.

PART II: Other Information
Item 4. Submission of Matters to Vote of Security Holders.
Item 5. Other Information.
(a) Officers and Directors
(b) Security Ownership of Affiliates, etc.
(c) Relationships and Transactions
Item 6. Exhibits and Reports on Form 8-K.

   Signatures
        Ex-31
        Ex-32

    Financial Statements
        Balance Sheet
        Statements of Operations
        Statements of Cash Flows
        Notes to Financial Statements

Page - 1

INTRODUCTION

This Registrant Reporting Company has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our".

This Form 10-QSB contains forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like "believe", "expect", "anticipate", "intends", "estimates", "forecast", "projects", and similar expressions.

PART I: Financial Information

Item 1. Financial Statements.

The financial statements, for the three months and nine months ended September 30, 2005, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

The Remainder of this Page is Intentionally left Blank

Page - 2

Item 2. Discussion and Analysis or Plan of Operation.

(a) Plan of Operation. Our plan of operation is substantially changed from our previous annual report. Certain information was disclosed in our second quarterly report last filed and amended. We have adopted a new business plan and commenced development of a new business. There has been no change of ownership control of this corporation. We have added two new directors, for a total of three, during the period represented by this report. This corporation is no longer dormant.

Cash Requirements and of Need for additional funds: twelve months. We do not expect to require cash, during the next twelve months, beyond the funding, funding commitments and investments presently secured. We do not anticipate needing cash from other sources during the next twelve months. We are in a prove-out phase of our intended operations. In our previously filed Quarterly Report, and as amended, we have disclosed the sources and amounts of those commitments, as attachments to that certain Iron Fertilization Prove-Out and Purchase Agreement of August 17, 2005, attached as Exhibit 10.1 to Form 10-QSB/A2, last filed.

The sources of our expected funding are new international investors. The form of the expected funding will be debt or new investment shares of common stock, or a combination of the two. To date the initial funding which we have advanced has been in the form of debt. On or about July 5, 2005, one such investor purchased one million new investment shares for $250,000.00 cash.

Cautionary Statement: There can be no assurance that we will be successful in raising capital, even committed capital, through private placements, business combinations or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing, merger or joint-venture could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. Even if we are successful in raising capital in a timely manner and on terms acceptable to us and our shareholders, there are innumerable risks of business failure that haunt the path to profitability. We may not prove competitive in our areas of focus. Funding may not prove adequate to see us through our development stage. We are virtually a start-up company with all of the risks which attend new ventures.

(b) Discussion and Analysis of Financial Condition and Results of Operations. We have had no revenues for past fiscal years and the interim periods covered by this report. We are in a technology prove-out period, expected to last through the fourth and final quarter of 2005.

(c) New Business Description. We have acquired the marketing and intellectual property rights to the process of sequestration of carbon dioxide by iron fertilization of the oceans, conceptualized and developed by Planktos, Inc. There are contingencies to the completion of this acquisition; namely, the prove-out of the process and its commercial feasibility. While we are confident, we cannot stress to emphatically that intentions are not outcomes, and feasibility has yet to be demonstrated. While previously filed attachments mentioned above describe the science the concept, a plain-English introduction is desirable.

Sequestration of Carbon Dioxide

To “sequester” means to store or put away. Sequestration of Carbon Dioxide (“CO2”) is understood to mean the removal of CO2 from the atmosphere, and placement of it into a stable storage medium. The simplest and most natural example of such sequestration is performed by plants absorbing CO2, storing the Carbon while releasing O2 into the atmosphere. It is important to maintain perspective that “forest of the sea” absorb more than 80% of the CO2 the world produces. It follows that oceanic plants produce a great share of the O2 that oceanic, land and real organisms breath.

Page - 3

Plankton

Plankton in the oceans of the world are the bottom of the world-wide food chain. The reduction of plankton affects the aquatic creatures that feed on them, and that affects other creatures up the food chain progressively. We observe that plankton has been reduced by about 26% in the North Pacific and 15% in the North Atlantic over the past 20 years.

Diatom Corporation's concept is a method of replenishment and re-invigoration of the oceanic plankton, world-wide. The rights to market this concept has been acquired from Plantos, Inc. it may be referred to as the Planktos Program.

Plankton produces oxygen (“O2”) and absorbs carbon. It grabs the carbon atom from CO2 resulting in the release of O2. It is one of the main sources of oxygen in the atmosphere. The substantial reduction of plankton would affect the amount O2.

Historically, nature's method for carbon sequestered by phytoplankton (“oceanic plants”) utilizes iron micronutrient which find their way into fresh water runoff from land and dust, principally dust blown by winds from deserts areas. The phytoplankton grabs an iron atom, which allows the plant to remove CO2 more efficiently through the common process of photosynthesis. The results are carbon compounds by which the plant feeds itself, and also free O2.

Coral reefs are known to be shrinking, and some scientists believe that they will be gone in 35 years. Coral reefs are known to be rich with sea life of great variety and beauty. Corals are animals and not plants. They suffer from increased acidity of the oceans due to increased O2 producing more caboloic acid.

Diatom Corporation's concept is not only a method of replenishment and re-invigoration of the oceanic plankton and fish stocks, world-wide, but also a method of reducing atmospheric CO2 and releasing atmospheric O2 into the ocean and the atmosphere as well. The method is the fertilization of the oceans with iron.

Iron Fertilization of the Oceans

Diatom Corporation proposes to sequester multimillion tonnes (i.e., metric tons) of CO2 by iron fertilization of the oceans. One tonne of iron ore will trigger phytoplankton to absorb from 10,000 to 100,000 tonnes of CO2 from the ocean. Planktos, Inc. has developed, and Diatom has secured a unique technology/program (“Iron-Fertilization” of the oceans) for the sequestration of CO2. The methods of Iron Fertilization will be discussed in more detail in future reports.

Commercialization

The concept is to commercialize its iron fertilization technology, and to make money doing it. The intention is to achieve substantial profitability by participation with the mechanisms of the Kyoto Accords (“Kyoto”). Although the United States and Australia, among the developed nations of the world, have not joined the Kyoto, most other nations have done so, and the treaty is in effect as of February 16, 2005. Under Kyoto, a market system is created for the trading of certain “credits” for CO2 reducers. Accordingly, the Diatom concept of sequestration by Iron-Fertilization is capable of earning such marketable credits and generating income as profit-incentive for environmental improvement, as well as looking forward to substantial profitability and return on investment.

The European CO2 market came to life in January 2005. In its first six months of activity, CO2-equivalent trading reached and exceeded 80 million tonnes. The price per tonne has hit a high of US$37.00, with an average about $25.00. An equivalent open market is getting underway in Asia. The total size of the market is conservatively predicted to approach $5 billion per year. Annual sales by 2010 are commonly projected to be near $100 billion. On August 7, 2005, London's Sunday Time envisioned a volume of $55 billion for Europe alone.

The rapid growth of this market has inspired the entry of participants in providing liquidity, trade exchanges and financing. The major institutions are summarized:

Call Sign	Name	Location
ECX	European Climate Exchange	Amsterdam
EEX	European Energy Exchange	Leipzig
EXAA	Energy Exchange Austria	Austria
Nord Pool	Nordic Power Exchange	Oslo
Powernext	Powernext	Paris
CCX	Chicago Climate Exchange	Chicago
CCFE	Chicago Climate Futures Exchange	Chicago

Beyond exchanges and trading floors, there are now many private dealers and market players, providing direct trades. There are now a significant number of investment funds established for the sole purpose of investing CO2 credits. The largest are mentioned and summarized, as of six months of market trading in such credits.

Name	Size (Millions)
World Bank PCF	$ 180
World Bank CDCF	$ 120
World Bank BF	$ 100
World Bank Netherlands	$ 180
World Bank Italian	$ 80
KFW Carbon Fund	Euro$ 50
SICLIP 2002-2012	SEK 200
Flemish Government JI/CDM	Euro$ 70
Japan Carbon Finance, Ltd.	$ 141.5
European Carbon Fund	Euro$ 105

The Remainder of this Page is Intentionally left Blank

Page - 4

Revenue Generation and Cost.

The Planktos program, to be marketed by Diatom, requires iron dust, obtainable from natural iron ore deposits. The process triggers plankton blooms which absorb carbon, feed fish, buffer acidity, generate oxygen and help restore the seas and climate to balance geophysical environmental health. It is not the only answer to environmental restoration, but it is the one must immediately available to help. More than seven international “proof of concept” scientific expeditions have now tested this technique in small-scale open sea experiments and documented the effects. The process has already been tested successfully in at least ten countries, in dozens of separate locations, including Japan, Germany and Canada.

Before the Planktos program can be marketed by Diatom, it must be proved-out. The current science suggests that at least 30% of the carbon captured by these plankton blooms sinks deep enough into the ocean to be verified as sequestered out of the atmosphere. Proof required is not merely that the science is good, but includes a careful evaluation of the actual cost of fertilizing, evaluated as against the revenues which such operations generate. Accordingly, in coming months, tests will by conducted by Planktos to provide more reliable information based on experience. The proof required is not the proof of science, but the proof of commercial feasibility.

A cautionary statement is appropriate. The science may work as expected, but the economics may fail to attractive. Other business and economic factors may prevent the kind of business success the parties intend. At this stage there can be no assurance that the specific Planktos Program can be successfully marketed by Diatom.

Item 3. Defaults on Senior Securities. None

PART II: Other Information

Item 4. Submission of Matters to Vote of Security Holders. On or about July 8, 2005, the Board of Directors and a Majority of Shareholders resolved prospectively to change the name of the Corporation to Diatom Corporation. As of the date of this Report that change has been effected. There has been no change of control of this Issuer.

Item 5. Other Information.

(d) Officers and Directors. Our previous Sole Officer/Director, J. Dan Sifford, has appointed two of Planktos, Inc.'s personnel to Diatom's Board of Directors.

The first is Russ George, who is president and chief scientist of Planktos, Inc. and also our new president and chief executive officer. Mr. George has worked in science, especially environmental and energy science, for the past 30 years, specializing in technology transfer of academic discoveries into practical applications. He has worked as both a professional manager and businessman in both the United States and Canada, and managed projects of large scale reforestation, development of ocean fisheries, and aquaculture. He has been environmental manager of major development projects including multi-billion dollar resource development in Northern Canada.

The second is Tobey Thatcher, another of Planktos Inc.'s scientific personnel, specifically its Project Engineer. Mr. Thatcher earned his Master's degree in applied science and bachelor's mechanical engineering from the University of Victoria in British Columbia. He brings critical experience and expertise in the fields of computer aided design, fluid dynamics, energy systems, numerical computation and electrochemistry. His previous work has been engineering technology for energy and emissions reductions in mining, natural gas and automotive industries. This work included vehicle emissions research with Environment Canada, cryogenic gas purification and hydrometallurgy.

The Remainder of this Page is Intentionally left Blank

Page - 5

(e) Scientific Advisory Board. We enjoy the consultation with the following persons who constitute our Scientific Advisory Board.

Dr. C.S. Wong, Canadian Department of Fisheries and Oceans, Team Leader, Climate Chemistry/Center for Ocean Climate Chemistry. Dr. Wong known for several studies, including “O2, Climate and the Oceans”; “Climate Change and Inter-annual Oceanic Variability”; “Tracers and Ocean Circulation”; and “Iron Fertilization Experiment”, an international sub-arctic experiment to study iron fertilization and removal of CO2, conducted in the sub-arctic Pacific.

Dr. Victor Smetacek, Wegner Institute, Bremerhaven Germany. Professor Smetacek, the eighteenth recipient of the A.G. Hunstman Award, is one of the world's leading biological oceanographers. His research interests range over the ecology and natural history of the microflora and microfauna in shallow water ecosystems, the pelagic ecology of the southern ocean, and biogeochemical processes, especially the vertical flux of particles. He has worked in spectrum of oceanographic regimes from the costal waters of northern Europe to the deep-sea ecosystems of the Antarctic. He is especially known for his ability to synthesize information from diverse fields to draw conclusion about the structure and function of the great biogeochemical cycles of the ocean.

Prof. Tony Michaels, University of Southern California, Director Wrigley Marine Institute for Environmental Studies. Dr. Michaels is a biological oceanographer with research interests focused on the effects of biological communities on nutrient cycling in the open ocean. Through the study of ocean biogeochemistry, Dr. Michaels has looked at how the cycling of elements occurs and which biological communities play a role in the cycling of different elements. Before becoming director of the Wrigley Institute, he was research director at the Bermuda Biological Station for Research.

Prof. Dave Karl, University of Hawaii, the twenty-fourth recipient of the A.G. Hunstman Award is a biological oceanographer who brings a deep understanding of to biochemistry, microbiology and genomics to the study of ocean ecosystems and global processes. He has played a leading role in the development of innovative methods for marine microbiology and nutrient chemistry. he has examined in detail the micorbially-mediated transformations and physical supply mechanisms of major plant nutrients in the ocean. His work has revealed the existence and importance of new classes of organisms in the sea, notably the marine archaea found in the mesopelagic region. He was the leader of a ground-breaking study of Antarctic marine ecosystem processes, and currently leads the Pacific Joint Global Ocean Flux Study (JG0FS) program which is yielding significant new insights into understanding the global carbon cycle and global warming. He has spearheaded efforts to describe how variability in climate associated with El Niño and other large-scale phenomena has led to the fundamental changes in the ecosystem of the central Pacific Ocean. He has also studied microbial processes in a number of extreme environments including the Black Sea, Lake Vostok (Antarctica) and deep-sea hydrothermal vents. Dr. Karl has led a large number of productive research teams comprised of collaborators, staff and especially students, and has played an important role in training the next generation of scientists. His research output has been outstanding and forever changed scientific understanding of life in the sea.

The Remainder of this Page is Intentionally left Blank

Page - 6

(f) Security Ownership of Affiliates, etc..

Name and Address of Officer/Director	Share Ownership	%
Russ George 1181 Chess Drive Suite H Foster City CA 94404	0	0.00
Tobey Thatcher 1181 Chess Drive Suite H Foster City CA 94404	0	0.00
J. Dan Sifford 668 North Coast Highway #261 Laguna Beach CA 92651	4,050,000	7.91
Officers and Directors as a Group	4,050,000	7.91
Gabriel Sameniego Ave Ricardo J. Alfaro Sun Tower Mall 59 Panama City, Panama	21,000,000	40.99
Other Affiliates	21,000,000	40.99
All Affiliates	25,050,000	48.90
Total Shares Issued and Outstanding	51,225,892	100.00
Less All Affiliates	(25,050,000)	-48.90
Indicated Non-Affiliate Ownership	25,175,892	49.15

The Remainder of this Page is Intentionally left Blank

Page - 7

(g) Relationships and Transactions.

Russ George is also president of Planktos, Inc., a California corporation, which is a wholly-owned subsidiary of Solar Industries Limited, a Nevada corporation. It follows that both Solar and Planktos are affiliates of Diatom Corporation, this Registrant. Notwithstanding these relationships, control of this Registrant/Issuer has not passed to Solar Energy Limited. The transaction between Diatom and Solar/Planktos is in a prove-out period, with the result that current interim arrangements are tentative and subject to revision or cancellation, should the technology and marketing concept fail to prove-out.

We previously reported as subsequent event, in our previous quarterly filing, the cancellation of 47,000,000 affiliate shares, on August 27, 2005. There has been no change of control of this Issuer, as further disclosed:
Shareholder	Shares Previously Owned	Shares Cancelled	Shares Remaining	% of new Total
J. Dan Sifford	22,050,000	18,000,000	4,050,000.00	8.06
Gabriel Sameniego	50,000,000	29,000,000	21,000,000.00	41.81
Total Two Affiliates	72,050,000	47,000,000.00	25,050,000.00	49.87
Total Issued and Outstanding	97,225,892	47,000,000	50,225,892.00	100.00

Item 6. Exhibits and Reports on Form 8-K.   No reports on Form 8-K during the period represented by this Report.

(a) Exhibits incorporated by reference from our Annual Report on Form 10-KSB, for the year ended December 31, 2005.

(3.1) Articles of Incorporation;

(3.2) By-Laws, incorporated herein by this reference.

(b) Exhibits incorporated by reference from our two previous Quarterly Reports, on Form 10-QSB and 10-QSB/A and 10-QSB/A2.

(10.1) IRON-FERTILIZATION PROVE-OUT AND PURCHASE AGREEMENT
dated August 17, 2005.

(c) Attachments to this Report.

(31) Section 302 Certification.

(32) Certification Pursuant TO 18 USC Section 1350

Page - 8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter, three months and nine months, ended September 30, 2005 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: November 3, 2005

Diatom Corporation.

by

/s/Russ George	/s/Tobey Thatcher	/s/J. Dan Sifford
Russ George Director/President	Tobey Thatcher Director/Secretary	J. Dan Sifford Director/Previous Sole Officer/Director

Page - 9

Exhibit 31

Section 302 Certification

Page - 10

CERTIFICATIONS PURSUANT TO SECTION 302

I, Russ George, President/Director, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2005;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of circumstances under which such statements were made, nor misleading with respect to the period covered by this report;

4. The small business issuer's other certifying officers officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Designed such internal control over financial reporting, or causes such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: November 3, 2005

/s/Russ George
Russ George
 president/director

Page - 11

CERTIFICATIONS PURSUANT TO SECTION 302

I, Tobey Thatcher, Secretary/Director, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2005;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of circumstances under which such statements were made, nor misleading with respect to the period covered by this report;

4. The small business issuer's other certifying officers officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Designed such internal control over financial reporting, or causes such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: November 3, 2005
/s/Tobey Thatcher
Tobey Thatcher
Secretary/Director

Page - 12

CERTIFICATIONS PURSUANT TO SECTION 302

I, J. Dan Sifford, former Sole Officer/Director certify that:

1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2005;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of circumstances under which such statements were made, nor misleading with respect to the period covered by this report;

4. The small business issuer's other certifying officers officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Designed such internal control over financial reporting, or causes such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: November 3, 2005
/s/J. Dan Sifford
J. Dan Sifford
former Sole Officer/Director

Page - 13

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 14

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diatom Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Russ George, President/Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 3, 2005

/s/Russ George
Russ George
 president/director

Page - 15

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diatom Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Tobey Thatcher, Secretary/Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 3, 2005

/s/Tobey Thatcher
Tobey Thatcher
Secretary/Director

Page - 16

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diatom Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, J. Dan Sifford former Sole Officer/Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 3, 2005
/s/J. Dan Sifford
J. Dan Sifford
former Sole Officer/Director

Page - 17

Diatom Corporation
(Formerly GYK Ventures, Inc.)

Financial Statements

September 30, 2005

Page - 18

Diatom Corporation
(Formerly GYK Ventures, Inc.)
(a Development Stage Company)
Balance Sheets

ASSETS
	September 30,	December 31,
	2005	2004
	(Unaudited)
Current Assets

Investment in Planktos	250,000	-

Total Assets	$250,000	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$-
Accounts Payable - related party	-	-
Notes Payable - Related Party	72,280	285,499

Total Current Liabilities	72,280	285,499

Total Liabilities	72,280	285,499

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
51,226,686 and 44,751,686 shares issued and outstanding respectively	51,226	44,752
Additional Paid in Capital	2,838,914	1,598,378
Accumulated Deficit	(2,712,419)	(1,928,629)

Total Stockholders' Equity	177,720	(285,499)

Total Liabilities and Stockholders' Equity	$250,000	$-

The accompanying notes are an integral part of these financial statements.

Page - 19

Diatom Corporation
(formerly GYK Ventures, Inc.)
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the nine	For the nine	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on December 10, 1998
	September 30,	September 30,	September 30,	September 30,	through Sept. 30,
	2005	2004	2005	2004	2005

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	783,790	45,332	21,354	6,997	2,709,560

Total Operating Expenses	783,790	45,332	21,354	6,997	2,709,560

Operating Income (Loss)	(783,790)	(45,332)	(21,354)	(6,997)	(2,709,560)

(Loss) from Investment	-	-	-	-	(12,108)
Gain on Settlement of debt	-	-	-	-	9,249

Net (loss) from operations	(783,790)	(45,332)	(21,354)	(6,997)	(2,712,419)

Other Income (Expense)
Miscellaneous Income	-	-	-	-	-
Interest Expense	-	-	-	-	-

Total Other Income (Expense)	-	-	-	-	-

Net Income (Loss)	$(783,790)	$(45,332)	$(21,354)	$(6,997)	$(2,712,419)

Net Income (Loss) Per Share	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.13)

Weighted Average Shares Outstanding	61,321,407	44,751,686	80,801,980	44,751,686	21,048,957

The accompanying notes are an integral part of these financial statements.

Page - 20

Diatom Corporation
(formerly GYK Ventures, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the nine Months Ended			From Inception
	September 30,			on December 10, 1998
				Through Sept. 30,
	2005		2004	2005

Cash Flows from Operating Activities

Net Income (Loss)	$(783,790)		$(45,332)	$(2,712,419)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Loss on sale of securities	-		-	12,108
Stock Issued for Services	997,010		245	2,478,010
Loss on settlement of notes receivable	-		-	(9,249)
Change in Assets and Liabilities	-		-	245
Increase (Decrease) in Accounts Payable and Accrued Expenses	(213,220)		45,087	(7,875)

Net Cash Provided(Used) by Operating Activities	-		-	(239,180)

Cash Flows from Investing Activities
Payment for notes receivable			-	(3,351)
Cash paid for investments	(250,000)		-	(249,508)

Net Cash Provided (Used) by Investing Activities	(250,000)		-	(252,859)

Cash Flows from Financing Activities

Capital contribution	-		-	1,400
Issued common stock for cash	250,000		-	287,800
Proceeds from officer	-		-	201,839
Proceeds from subscription receivable	-		-	1,000

Net Cash Provided(Used) by Financing Activities	250,000		-	492,039

Increase (Decrease) in Cash	-		-	-

Cash and Cash Equivalents at Beginning of Period	-		-	-

Cash and Cash Equivalents at End of Period	-		-	$-

Cash Paid For:
Interest	$-		$-	$-
Income Taxes		$$	-	$-

NonCash Activities:
Stock issued for services	$997,010.00		$245.00	$2,478,010

The accompanying notes are an integral part of these financial statements.
Page - 21

Diatom Corporation
(Formerly GYK Ventures, Inc.)
Notes to the Financial Statements
September 30, 2005

GENERAL

Diatom Corporation (formerly GYK Ventures, Inc.) (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2005 since there have been no material changes (other than indicated in note one) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

NOTE #1 INVESTMENT ACTIVITIES

On July 5,2005 the company sold 1,000,000 shares of common stock to Forbes Limited for cash of $250,000. This cash was then paid to Planktos, Inc. In return for the cash payment Diatom has world marketing and distribution license/rights, all intellectual property rights including new patents for this technology, and services and availability of Planktos’ officers/directors for the implementing of the iron-fertilization program. Planktos, Inc. holds the patent to a process called Iron-Fertilization that stimulates the growth of plankton. The plankton will in turn absorb carbon dioxide from the atmosphere helping to clean our air. By doing this Planktos Inc. is attempting to register with government agencies for CER credits (Carbon Emission Reduction credits) that can be sold to industrial manufacturing for the offset of their carbon dioxide emissions. CER’s are projected to be a billion dollar industry. The prove out is to get evidence that can be shown to government agencies that the Iron - Fertilization works and thus Planktos, Inc. would earn CER’s that it could market to industry that need CER’s to off set carbon emissions. The agreement gives Diatom 25% of the Net Sales for this venture until $967,500 of cost covered by Planktos is paid back, at such time Diatom will receive 75% of net sales from this venture.

Diatom is also committed for additional funds for the prove-out costs of the iron-fertilization process in the amount of $72,500, making Diatoms total contribution at the completion of prove-out $322,500. There were conditions to the agreement which are: in 45 days from August 17,2005, Planktos, Inc. needs to have an approved business plan and budget, identify a bona fide buyer for the purchase of CER’s and other marketable sequestering credits, and identification of a qualified engineering firm’s opinion as to how to sequester, certify, register, and transfer sequestering credits, the fees, forms, terms and time-line involved in the process outlined or contemplated in Planktos’ Business Plan. If these three conditions are not met then the investment by Diatom is due back to them in 90 days. The company has changed the 45-day requirement to 137 days to complete the three conditions. The business plan has been completed and the other two are in process. Diatoms’ management is comfortable with the progress that Planktos, Inc. is making.

Page - 22