Form 10QSB/A
period 2005-09-30
DIATOM CORP
filed 2006-04-25
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A

[X] QUARTERLY REPORT
PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarter ended September 30, 2005

Commission File Number: 000-28429
(Exact name as specified in its company charter)

Diatom Corporation
formerly GYK Ventures Inc.

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

Page - 1

AMENDMENT

Item 5, Paragraph (e) is amended by deleting that sub-paragraph, with the following comment:

(e) Scientific Advisory Board. We erroneously listed informal unpaid advisors of Planktos-Private CEO, as if they were formally installed as the Scientific Advisory Board of Diatom, Inc. These distinguished scientists have generously contributed ideas and information regarding ocean ecosystems, marine carbon cycles, and iron fertilization processes on a personal basis. but the firm enjoys no professional, contractual or financial relationship with any of them that certain connotationx of "Advisory Board" might imply. With respect and apologies to the gentlemen there listed, Item 5, Paragraph (e) as previously contained in the former filing on Form 10-QSB, is deleted from the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB/A Report for the Quarter ended September 30, 2005, has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Diatom Corporation

Dated: April 15, 2006

by

/s/Russ George	/s/Tobey Thatcher
Russ George president director	Toby Thatcher secretary director

Page - 2