Form 10KSB
period 2005-12-31
DIATOM CORP
filed 2006-05-01
CIK 1076505

FORM 10-K-SB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-28429

For the Year ended 12/31/05

Diatom Corporation.

Nevada            68-0423301
(Jurisdiction of Incorporation)            (I.R.S. Employer Identification No.)

1151 Trition Drive #C, Foster City CA     94404
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

[  ] (Indicate by check mark whether if disclosure of delinquent filers (࿙229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of 12/31/05 shares outstanding of the Registrant's Common Stock was 51,625,892.

As of 12/31/05 the aggregate number of shares held by non-affiliates was approximately 26,575,892 shares, $4,5178,93, based on current low bid price of $0.17. Bid prices for thinly traded issues may be unreliable and subject to considerable volatility on very modest volume.

Exhibit Index is found on page 7.

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

PART I

ITEM 1. Description of Business.

(a) Historical Information. Please refer to our previous Annual Report March 31, 2005.

(b) The Business of Registrant and Its Subsidiaries. Please see our previous Quarterly Reports. Our plan of operation is substantially changed from our previous annual report. Certain information was disclosed in our second and third quarterly report last filed and amended. We are proceeding with our new business plan and have commenced development of a new business. There has been no change of ownership control of this corporation. We have added two new directors, for a total of three, during the period represented by this report. This corporation is no longer dormant. We have acquired the marketing and intellectual property rights to the process of sequestration of carbon dioxide by iron fertilization of the oceans, conceptualized and developed by Planktos, Inc. There are contingencies to the completion of this acquisition; namely, the prove-out of the process and its commercial feasibility. While we are confident, we cannot stress to emphatically that intentions are not outcomes, and feasibility has yet to be demonstrated. While previously filed attachments mentioned above describe the science the concept, a plain-English introduction is desirable.

Sequestration of Carbon Dioxide

To "sequester" means to store or put away. Sequestration of Carbon Dioxide ("CO2") is understood to mean the removal of CO2 from the atmosphere, and placement of it into a stable storage medium. The simplest and most natural example of such sequestration is performed by plants absorbing CO2, storing the Carbon while releasing O2 into the atmosphere. It is important to maintain perspective that "forest of the sea" absorb more than 80% of the CO2 the world produces. It follows that oceanic plants produce a great share of the O2 that oceanic, land and areal organisms breath.

Plankton

Plankton in the oceans of the world are the bottom of the world-wide food chain. The reduction of plankton affects the aquatic creatures that feed on them, and that affects other creatures up the food chain progressively. We observe that plankton has been reduced by about 26% in the North Pacific and 15% in the North Atlantic over the past 20 years.

Diatom Corporation's concept is a method of replenishment and re-invigoration of the oceanic plankton, world-wide. The rights to market this concept has been acquired from Planktos, Inc. it may be referred to as the Planktos Program.

Page - 2

(c) Financing Plans. None. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(d) Planned Acquisitions. There are no planned acquisitions. We are continuously investigating means to enhance shareholder value. Synergistic acquisitions in the future are open to consideration.

(e) Employees. We have a three Directors and two officers and no other employees at this time.

ITEM 2. Description of Property.

We have no property and enjoy the non-exclusive use of offices and telephone of our officers and consultants at the present time. We are billed for consulting services, which billing includes all such amenities provided.

ITEM 3. Legal Proceedings.

There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.

ITEM 4. Submission of Matters to a Vote of Security Holders. None.

PART II

ITEM 5. Market for Common Equity and Stockholder Matters.

(a) Market Information. The common stock of this Issuer is now quoted Over the Counter on the Bulletin Board ("OTCBB")(Symbol DTMC). We have one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is presently, and historically, no substantial market for our common stock. Even so, quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided:

period	high bid	low bid	volume
4th 2000	0.56	0.25	85,000
1st 2001	0.25	0.25	5,000
2nd 2001	0.25	0.24	365,00
3rd 2001	0.30	0.25	1,190,000
4th 2001	2.38	0.20	800,000
1st 2002	1.90	1.10	91,270
2nd 2002	2.10	0.05	450,000
3rd 2002	0.10	0.02	200,000
4th 2002	1.00	0.02	1,000,000
1st 2003	1.01	0.15	309,520
2nd 2003	0.20	0.04	59,200
3rd 2003	0.10	0.05	36,840
4th 2003	0.11	0.04	870,360
1st 2004	0.15	0.05	160,660
2nd 2004	0.08	0.05	157,420
3rd 2004	0.06	0.04	166,820
4th 2004	0.13	0.03	3,605,760
1st 2005	0.05	0.02	620,000
2nd 2005	0.35	0.02	2,000,000
3rd 2005	0.90	0.17	3,250,000
4th 2005	0.80	0.17	2,100,000
(Source: Yahoo Financial)

Page - 3

(b) Holders. Management calculates that the approximate number of shareholders of Record for the Company's Common Stock, as of December 31, 2005, was approximately 150.

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

(d) Sales of Unregistered Common Stock 2004.

In June 2005, we issued 52,474,207 shares of common stock to a related party for settlement of debt, valued at $997,010.00 pursuant to section 4(2) of the Securities act of 1933, at $0.01/share.

In August 2005, we cancelled 47,000,000 shares of common stock.

In July 2005, we issued 1,000,000 shares of common stock to a related party for cash, pursuant to section 4(2) of the Securities act of 1933, for cash of $250,000.00, at $0.20/share.

In October 2005, we issued 400,000 shares of common stock to a non-related party for cash, pursuant to section 4(2) of the Securities act of 1933, for cash of $80,000.00, at $0.01/share.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation. Our Plan of Operation is unchanged from our previous Quarterly Reports. The Science of the Planktos Program has proven to be solidly based. The economics of the Iron Fertilization program remain to demonstrated decisively.

Our financial statements contain the following additional material notes:

(Note 2-Going Concern) The Company࿃s financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to continue the explorations of the leases, and then to begin producing oil and/or gas/or both to sell under contract and thereby generate the necessary funds to continue operations.

Page - 4

(Note 3-Development Stage Company). We are a development stage company as defined in Financial Accounting Standards Board Statement 7. We are concentrating con raising capital and developing our business operations.

Cash Requirements and of Need for additional funds: twelve months. We have a present need for additional funding to bring this phase to completion. We continue to face certain minimal cash requirements for corporate maintenance, legal and professional and auditing expenses. Our cash requirements for these purposes are not in issue. We have some limited prospects for acquiring further funding from shareholder advances.

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

Marketing Rights and Commitments. As previously reported, on August 17, 2005, Diatom entered an agreement with Planktos to buy perpetual marketing rights from Solar Energy Limited, in exchange for developmental funding and a royalty agreement. The purchase price was $250,000 cash, plus various mutual commitments. Pursuant to the marketing agreement, Diatom committed to provide 25% of the cost of the prove-out phase of the development. The $250,000 cash has been paid. It has been estimated that the prove-out commitment requires an additional $72,000. Planktos, Inc will fund the 75%, estimated at $967,500. Thereafter, Solar/Planktos shall receive royalties of 25% of net sales. As a subsequent event, the $72,000 was paid in 2006, by Diatom.

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

Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2005 be included and filed with the Securities and Exchange Commission.

(b) Financial Statements. Audited Financial Statements for years ended December 31, 2005, 2004, and from inception, are provided as Exhibit FKA-05, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.

ITEM 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

None.

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons.

Our Officers and Directors have been disclosed in our previous Quarterly Reports.

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

	shares	%
Dan Sifford Director 668 North Coast Highway #261 Laguna Beach CA 92651	2,050,000	3.97
All Officers and Directors as a group	2,050,000	3.97
Gabriela Sameniego Ave Ricardo J. Alfaro, Sun Tower Mall 59 Panama City, Panama	23,000,000	44.55
Other Affiliates	23,000,000	44.55
All Affiliates	25,050,000	48.52
Total Issued and Outstanding	51,625,892	100.00
(Less all affiliates)	(25,050,000)	(48.52)
Indicated Non-Affiliate Total	26,575,892	51.48

Change of Control. There are and have been disclosed previously, arrangements known to us, which could but may not, at a subsequent date, result in a change of control of the Issuer. Planktos and Diatom may, or may not proceed with one or more business combinations in the future. Please see our previous quarterly reporting.

ITEM 12. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of our management, as of a date within 90 days of the filing date of this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Page - 7

ITEM 13. Attachments, Financial Statements, Exhibits, and Reports on Form 8-K.

(a) Attachments.

(31) Certifications pursuant to 302.

(32) Certification pursuant to 1350.

(AC 99.1) Audit Committee Report

(FKA-05) Audited Financial Statements for the years ended December 31, 2005, 2004 and from Inception.

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

Diatom Inc.

by

/s/Russ George	/s/Toby Thatcher	/s/J. Dan Sifford
Russ George President/Director	Toby Thatcher Secretary/Director	J. Dan Sifford Director

Page - 8

Exhibit 31

Section 302 Certifications

Page - 9

 CERTIFICATIONS PURSUANT TO SECTION 302

I, Russ George, president/director, certify that:

1.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

3. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures of a date within 90 days of the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

4. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5.
The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 20, 2006

/s/Russ George
Russ George President/Director

Page - 10

 CERTIFICATIONS PURSUANT TO SECTION 302

I, Toby Thatcher, secretary/director, certify that:

1.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

3. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures of a date within 90 days of the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

4. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5.
The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 20, 2006

/s/Toby Thatcher
Toby Thatcher Secretary/Director

Page - 11

CERTIFICATIONS PURSUANT TO SECTION 302

I, J. Dan Sifford, director, certify that:

1.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

3. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures of a date within 90 days of the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

4. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 20, 2006

/s/J. Dan Sifford
J. Dan Sifford Director

Page - 12

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 13

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Diatom Corporation, a Nevada corporation (the "Company"), on Form 10-kSB for the yeaar ended December 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), We, officers and directors of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to our knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 20, 2006

/s/Russ George	/s/Toby Thatcher	/s/J. Dan Sifford
Russ George President/Director	Toby Thatcher Secretary/Director	J. Dan Sifford Director

Page - 14

Attachment AC-99.1

Audit Committe Report

Page - 15

Diatom Corptoration
Form Type: 10-KSB

AUDIT COMMITTEE REPORT

The Audit Committee of Diatom Corporation is composed of the Corporation's Board of Directors. The members of the Committee recommended, subject to stockholder ratification, the selection of the Corporation's independent accountants.

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

Based upon Committee's discussion with management and the independent accountants and the Committee's review of the representation of management and the report of the independent accountants to the Committee, the Committee recommended that the audited consolidated financial statements be included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Dated: April 20, 2006

/s/Russ George	/s/Toby Thatcher	/s/J. Dan Sifford
Russ George President/Director	Toby Thatcher Secretary/Director	J. Dan Sifford Director

Page - 16

Attachment AFK-05

Audited Financial Statements
of
Diatom Corporation

for the years ended
December 31, 2005, 2004
and from inception

Page - 17

C O N T E N T S

Independent Auditors’ Report

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Diatom Corporation (formerly GYK Ventures, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Diatom Corporation (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity cash flows for the years ended and from inception on December 10,1998 through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB(United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diatom Corporation (a development stage company) as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended and from inception on December 10, 1998 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses and lack of working capital raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
April 12, 2006

Page - 19

DIATOM CORPORATION
(formerly GYK Ventures, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2005	2004

CURRENT ASSETS

Cash and cash equivalents	$34,768	$-

Total Current Assets	34,768	-

OTHER ASSETS

Marketing rights	250,000	-

Total Other Assets	250,000	-

TOTAL ASSETS	$284,768	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$245	$395
Accounts payable - related parties (Note 4)	99,541	125,345
Notes payable - related parties (Note 4)	-	160,154

Total Current Liabilities	99,786	285,894

STOCKHOLDERS' EQUITY

Common stock, authorized 1,000,000,000 shares
of $.001 par value, issued and outstanding 51,625,892
and 44,751,685 shares respectively	51,626	44,752
Additional paid-in capital	3,418,961	1,598,378
Deficit accumulated during the development stage	(3,285,605)	(1,929,024)

Total Stockholders' Equity	184,982	(285,894)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$284,768	$-

Page - 20

DIATOM CORPORATION
(formerly GYK Ventures, Inc.)
(A Development Stage Company)
Statements of Operations

	For the Years Ended		Cumulative Deficit
	December 31,		During Devel-
	2005	2004	opment State

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	1,356,581	54,079	3,282,746

Total Operating Expenses	1,356,581	54,079	3,282,746

LOSS FROM OPERATIONS	(1,356,581)	(54,079)	(3,282,746)

OTHER INCOME (EXPENSE)

Loss on sale of securities	-	-	(12,108)
Gain on settlement of debt	-	-	9,249

Total Other Income (Expense)	-	-	(2,859)

NET LOSS BEFORE INCOME TAX	$(1,356,581)	$(54,079)	$(3,285,605)

INCOME TAX EXPENSE	$-	$-	$-

NET LOSS	$(1,356,581)	$(54,079)	$(3,285,605)

NET LOSS PER SHARE	$(0.03)	$(0.00)	$(0.16)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	48,598,066	44,751,686	20,690,453

Page - 21

DIATOM CORPORATION
(formerly GYK Ventures, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity

					Deficit
					Accumulated
			Additional	Accumulated	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Income/(Loss)	Stage

Common stock, issued at inception
for cash at $100 per share	200	$-	$20,000	$-	$-

Net loss for the period ended
December 31, 1998	-	-	-	-	-

Balance, December 31, 1998	200	-	20,000	-	-

Common stock, issued for cash
at $251 per share	67	-	16,800	-	-

Common stock, issued for cash
at $2,000 per share	1	-	2,000	-	-

Net loss for the year ended
December 31, 1999	-	-	-	-	(36,360)

Balance, December 31, 1999	268	-	38,800	-	(36,360)

Net change in unrealized gains/(losses)
on available for sale securities	-	-	-	(12,185)	-

Net loss for the year ended
December 31, 2000	-	-	-	-	(37,792)

Balance, December 31, 2000	268	$-	$38,800	$(12,185)	$(74,152)

Common stock issues for services
at $25 per share	3,000	3	74,997	-	-

Common stock issues for services to
a related party at $10 per share	50,000	50	49,950	-	-

Common stock issues for services to
at $20 per share	7,000	7	174,993	-	-

Common stock issues for services to
at $20 per share	10,000	10	199,990	-	-

Share issued in round-up	3	-	-	-	-

Common stock issues for services to
a related party at $0.01 per share	2,000,000	2,000	18,000

Rounding of shares	99	-	-	-	-

Forgiveness of debt	-	-	43,085	-	-

Net change in unrealized gains/(losses)
on available for sale securities	-	-	-	12,185

Net loss for the year ended
December 31, 2001	-	-	-	-	(588,198)

Balance, December 31, 2001	2,070,370	2,070	599,815	-	(662,350)

Page - 22

DIATOM CORPORATION
(formerly GYK Ventures, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity
(Continued)

						Deficit
						Accumulated
			Additional	Accumulated		During the
	Common Stock		Paid-in	Comprehensive		Development
	Shares	Amount	Capital	Income/(Loss	)	Stage

Balance, December 31, 2001	2,070,370	2,070	599,815	-		(662,350)

Shares returned to treasury	(5,000)	(5)	5	-		-

Issuance of common stock for services
at $0.25 per share	500,000	500	124,500	-		-

Issuance of common stock for debt
at $0.20 per share	400,000	400	79,600	-		-

Issuance of stock in round-up	15,166	15	(15)	-		-

Issuance of common stock for services
at $0.02 per share	20,000,000	20,000	380,000	-		-

Issuance of common stock for services	1,800,000	1,800	34,200	-		-
at $0.02 per share

Net loss for the period ended
December 31, 2002	-	-	-	-		(749,558)

Balance, December 31, 2002	24,780,536	24,780	1,218,105	-		(1,411,908)

Issuance of common stock for services
at $0.02 per share	20,000,000	20,000	380,000	-		-

Rounding due to stock split	149	-	-	-		-

Cancellation of common shares	(29,000)	(29)	29	-		-

Net loss for the period ended
December 31, 2003	-	-	-	-		(463,037)

Balance, December 31, 2003	44,751,685	44,751	1,598,134	-		(1,874,945)

Rounding due to Madison adjustment	-	1	243	-		-

Net loss for the period ended
December 31, 2004	-	-	-	-		(54,079)

Balance, December 31, 2004	44,751,685	44,752	1,598,377	-		(1,929,024)

Page - 23

DIATOM CORPORATION
(formerly GYK Ventures, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity
(Continued)

					Deficit
					Accumulated
			Additional	Accumulated	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Income/(Loss)	Stage

Balance, December 31, 2004	44,751,685	44,752	1,598,377	-	(1,929,024)

Issuance of common stock for debt
at $.01 per share	4,750,000	4,750	85,500	-	-

Issuance of common stock for debt
at $.01 per share	4,750,000	4,750	85,500	-	-

Issuance of common stock for debt
at $.01 per share	3,814,382	3,814	68,659	-	-

Issuance of common stock for debt
at $.01 per share	750,000	750	13,500	-	-

Issuance of common stock for debt
at $.01 per share	4,750,000	4,750	85,500	-	-

Issuance of common stock for debt
at $.01 per share	1,465,207	1,465	26,374	-	-

Issuance of common stock for debt
at $.01 per share	2,194,618	2,195	39,503	-	-

Issuance of common stock for debt
at $.01 per share	30,000,000	30,000	540,000	-	-

Common stock issued for cash at $0.2 per share	400,000	400	79,600	-	-

Common stock, issued for cash
at $0.25 per share	1,000,000	1,000	249,000	-	-

Cancellation of common shares	(47,000,000)	(47,000)	47,000	-	-

Issuance of warrants	-	-	500,347	-	-

Captital contribution by shareholders	-	-	100	-	-

Net loss for the period ended
December 31, 2005	-	-	-	-	(1,356,581)

Balance, December 31, 2005	51,625,892	51,626	3,418,960	-	(3,285,605)

Page - 24

DIATOM CORPORATION
(formerly GYK Ventures, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended		Cumulative
	December 31,		During Devel-
	2005	2004	opment State

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,356,581)	$(54,079)	$(3,285,605)
Adjustments to reconcile net loss to net cash
(used) in operating activities:
Stock issued for services	-	-	1,481,000
Warrant expense	500,347	-	500,347
Loss on sale of securities	-	-	12,108
Gain on settlement of notes receivable	-	-	(9,249)
Increase (decrease) in accounts payable	(150)	-	95
Increase (decrease) in accounts payable related party	(25,804)	54,079	179,936

Net Cash (Used in) Operating Activities	(882,188)	-	(1,121,368)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of securities	-	-	492
Purchase of marketing rights	(250,000)	-	(250,000)
Payment on notes receivable	-	-	(3,351)

Net Cash (Used in) Investing Activities	(250,000)	-	(252,859)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contributions	100	-	1,500
Issued common stock for cash	330,000	-	367,800
Proceeds from officer	-	-	201,839
Proceeds from notes payable - related party	836,856		836,856
Proceeds from subscription receivable	-	-	1,000

Net Cash Provided by Financing Activities	1,166,956	-	1,408,995

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	34,768	-	34,768

CASH AND CASH EQUIVALENTS AT BEG OF YEAR	-	-	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,768	$-	$34,768

SUPPLIMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Page - 25

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

In May 2001, the Company issued 50,000 shares of its common stock to an office of the Company for services valued at $50,000.

In May 2001, the Company issued 7,000 shares of its common stock for services valued at $175,000.

In July 2001, the Company issued 10,000 shares of its common stock for services valued at $200,000.

In December 2001, the Company issued 2,000,000 shares of its common stock to an office of the Company for services valued at $20,000.

In December 2001, debt in the amount of $41,685 was forgiven by officers of the Company.

During January 2002, the Company issued 500,000 shares of previously authorized but unissued common stock for services rendered value at $125,000.

During January 2002, the Company canceled 5,000 shares of common stock.

During September 2002, the Company issued 400,000 shares of previously authorized but unissued common stock for reduction of debt value at $80,000.

During September 2002, the Company authorized a ten for one (10:1) reverse split of its common stock.

In October 2002, the Company issued 21,800,000 shares of common stock at $0.02 per share for services revalued during the year at a total value of $436,000.

In January 2003, the Company issued 20,000,000 shares of its common stock to an officer of the Company for services valued at $400,000.

During 2005, the company issued 52,474,207 shares of common stock to satisfy debt of $997,010.

Page - 26

DIATOM CORPORATION
(formerly GYK Ventures, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Diatom Corporation (the Company) was incorporated as eWorld Travel Corp on December 10, 1998 under the laws of the state of Nevada. On September 23, 2002, the Company changed its name to GYK Ventures, Inc. and on July 8, 2005, the company changed its name again to Diatom Corporation. The Company was organized to provide internet-based travel services. The Company has not yet secured operations and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

Pursuant to a marketing agreement, the Company has acquired the marketing rights to an “Iron-Fertilization” technology used for the sequestration of CO2. The process is to remove carbon dioxide (CO2) from the atmosphere, and place it into a stable storage medium in Planktos in the ocean. The Company will assist with the Prove-Out of the technology and then market the environmental CO2 reducer credits to companies required to assist in environmental improvement

Accounting Method

The Company recognizes income and expense on the accrual basis of accounting.

Earnings (Loss) Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

			From
			Inception on
			December 10,
	For the Years Ended		1998 Through
	December 31,		December 31,
	2005	2004	2005

Numerator - loss	$(1,356,186)	$(54,079)	$(3,285,604)

Denominator - weighted average
of shares outstanding	48,598,066	44,751,686	20,690,453

Loss per share	$(0.03)	$(0.00)	$(0.16)

The company has no stock equivalents and does not present fully diluted earnings per share

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Page - 27

DIATOM CORPORATION
(formerly GYK Ventures, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (Continued)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Fair Value of Financial Instruments

Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $3,285,605 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2019. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 2005 and 2004.

	December 31,
	2005	2004

Deferred tax asset:
NOL carryforward	$1,117,105	$655,868

Valuation allowance	(1,117,105)	(655,868)

Total	$-	$-

NOTE 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise capital in order to assist with the Prove-Out process with Planktos and begin marketing environmental credits, thus creating necessary operating revenues.

Page - 28

DIATOM CORPORATION
(formerly GYK Ventures, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004

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

During the year 2005, the company incurred payables to a shareholder in the amount of $99,541 for expenses of the Company.

Also during 2005, various shareholders advanced $836,856 to the Company to assist with cashflow needs, and the Company issued 52,474,207 shares of common stock in satisfaction of this debt.

During 2005, officers of the Company cancelled 47,000,000 shares of common stock to further the goals of the Company.

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

Page - 29

DIATOM CORPORATION
(formerly GYK Ventures, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
NOTE 5 -	Equity (Continued)

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

In June 2005, the Company issued 52,474,207 shares of its common stock to a related party for settlement of debt valued at $997,010.

During August 2005, officers of the Company canceled 47,000,000 shares of common stock.

In July 2005, the Company issued 1,000,000 shares of its common stock to a related party for cash of $250,000.

In October 2005, the Company issued 400,000 shares of common stock to a non-related party for cash of $80,000.

NOTE 6 -	Marketing Rights & Commitments

On August 17, 2005, Diatom entered an agreement with Planktos to buy perpetual marketing rights and intellectual property rights from Solar Energy, LTD, in exchange for  developmental funding and a royalty agreement. The purchase price is $250,000 cash, on closing, plus additional funding commitments.

Page - 30

DIATOM CORPORATION
(formerly GYK Ventures, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004

NOTE 6 -	Marketing Rights & Commitments (Continued)

Pursuant to the marketing agreement, the Company has committed to provide 25% of the cost of the Prove-Out phase of the development. This commitment is estimated to be $322,500.

The $250,000 already paid by the Company is part of this commitment, leaving $72,500 remaining to fund the Prove-Out. Solar Energy and its subsidiary Planktos, Inc. will fund the other 75% of the Prove-Out phase estimated at $967,750.

For this funding commitment, the Company will retain all marketing and distribution rights. Solar/Planktos shall receive a royalty of 75% of net sales until their $967,500 cost is recouped, thereafter Solar/Planktos shall receive royalties of 25% of net sales.

Page - 31