Form 10-Q
period 2006-03-31
DIATOM CORP
filed 2006-05-22
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter ended March 31, 2006

Commission File Number: 000-28429

Diatom Corporation

(Exact name as specified in its company charter)

Nevada                 68-0423301

  (Jurisdiction of Incorporation) (I.R.S. Employer Identification No.)

668 North Coast Highway # 261, Laguna Beach CA 92651

 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (949) 487-7295 Ext. 17

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Shares of our Common Stock issued and outstanding as of March 31, 2006 is 51,625,892
Transitional Small Business Disclosure Format (check one): yes [   ] no [X]

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

Cautionary Statement. Discussions are underway for Solar Energy Limited to repurchase the Marketing Rights previously acquired by Solar/Planktos. While no agreement has been made, this event is clearly foreseeable.

PART I: Financial Information

Item 1. Financial Statements.

The financial statements, for the three months ended March 31, 2006, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

Item 2. Discussion and Analysis or Plan of Operation.

(a) Plan of Operation. Our Plan of Operation is unchanged from our previous Annual Reports dated 12/31/2005. The Science of the Planktos Program has proven to be solidly based. The economics of the Iron Fertilization program remain to demonstrated decisively.

Our financial statements contain the following additional material notes:

(Note 2-Going Concern) The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to continue the Iron Fertilization program, attempt to market the “carbon credits” (certified emission reduction) and thereby generate the necessary funds to continue operations.

(Note 3-Development Stage Company). We are a development stage company as defined in Financial Accounting Standards Board Statement 7. We are concentrating on raising capital and developing our business operations.

(b) Cash Requirements and of Need for additional funds: twelve months. We have a present need for additional funding to bring this phase to completion. We continue to face certain minimal cash requirements for corporate maintenance, legal and professional and auditing expenses. Our cash requirements for these purposes are not in issue. We have some limited prospects for acquiring further funding from shareholder advances.

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

PART II: Other Information

Item 4. Submission of Matters to Vote of Security Holders. As a subsequent event, on May 16th, by majority shareholder action pursuant to the laws of Nevada, J. Dan Sifford (existing Director) was elected as Sole Officer/Director of this corporation.

Item 5. Other Information. The company has changed its office location back to 668 North Coast Highway # 261, Laguna Beach CA 92651

Item 6. Exhibits and Reports on Form 8-K. No reports on Form 8-K during the period represented by this Report.

(a) Exhibits incorporated by reference from our Annual Report on Form 10-KSB, for the year ended December 31, 2005.

(3.1) Articles of Incorporation;

(3.2) By-Laws, incorporated herein by this reference.

(b) Exhibits incorporated by reference:

(10.1) IRON-FERTILIZATION PROVE-OUT AND PURCHASE AGREEMENT
 dated August 17, 2005.

(c) Attachments to this Report.

(31) Section 302 Certification.

(32) Certification Pursuant TO 18 USC Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the First Quarter, three months ended March 31, 2006 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: May 15, 2006

Diatom Corporation.

by

/s/J. Dan Sifford
J. Dan Sifford Sole Officer / Director

Exhibit 31

Section 302 Certification

CERTIFICATIONS PURSUANT TO SECTION 302

I, J. Dan Sifford, former Sole Officer/Director certify that:

1. I have reviewed this quarterly report on Form 10-QSB of March 31, 2006;

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

Dated: May 15, 2006

/s/J. Dan Sifford
J. Dan Sifford
Sole Officer/Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diatom Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended March 31, 2006  as filed with the Securities and Exchange Commission (the "Report"), I, J. Dan Sifford former Sole Officer/Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2006

/s/J. Dan Sifford
J. Dan Sifford
Sole Officer/Director

Diatom Corporation

Financial Statements

March 31, 2006

Diatom Corporation
(a Development Stage Company)
Balance Sheets

ASSETS
	March 31,	December 31,
	2006	2005
	(Unaudited)
Current Assets
Cash	22,377	34,768
Investment in Planktos	250,000	250,000

Total Assets	$272,377	$284,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$669	$245
Accounts Payable - related party	99,541	99,541
Notes Payable - Related Party

Total Current Liabilities	100,210	99,786

Total Liabilities	100,210	99,786

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
51,226,686 and 51,226,686 shares issued and outstanding respectively	51,626	51,626
Additional Paid in Capital	3,418,961	3,418,961
Accumulated Deficit	(3,298,420)	(3,285,605)

Total Stockholders' Equity	172,167	184,982

Total Liabilities and Stockholders' Equity	$272,377	$284,768

The accompanying notes are an integral part of these financial statements.

Diatom Corporation
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the three	For the three	From Inception
	months ended	months ended	on December 10, 1998
	March 31,	March 31,	through March 31,
	2006	2005	2006

Revenues	$-	$-	$-

Operating Expenses
General & Administrative	12,815	7,369	3,295,561

Total Operating Expenses	12,815	7,369	3,295,561

Operating Income (Loss)	(12,815)	(7,369)	(3,295,561)

(Loss) from Investment	-	-	(12,108)
Gain on Settlement of debt	-	-	9,249

Net (loss) from operations

Other Income (Expense)
Miscellaneous Income	-	-	-
Interest Expense	-	-	-

Total Other Income (Expense)	-	-	(2,859)

Net Income (Loss)	$(12,815)	$(7,369)	$(3,298,420)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.16)

Weighted Average Shares Outstanding	51,226,686	44,751,150	20,970,028

The accompanying notes are an integral part of these financial statements.

DIATOM CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended		From Inception on
	March 31,		December 10, 1998
	2006	2005	Through March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,815)	$(7,369)	$(3,298,420)
Adjustments to reconcile net loss to net cash
(used) in operating activities:
Stock issued for services	-	-	1,481,000
Warrant expense	-	-	500,347
Loss on sale of securities	-	-	12,108
Gain on settlement of notes receivable	-	-	(9,249)
Increase (decrease) in accounts payable	424	-	519
Increase (decrease) in accounts payable related party	-	-	179,936

Net Cash (Used in) Operating Activities	(12,391)	(7,369)	(1,134,183)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of securities	-	-	492
Purchase of marketing rights	-	-	(250,000)
Payment on notes receivable	-	-	(3,351)

Net Cash (Used in) Investing Activities		-	(252,859)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contributions	-	-	1,500
Issued common stock for cash	-	-	367,800
Proceeds from officer	-	-	201,839
Proceeds from notes payable - related party	-		836,856
Proceeds from subscription receivable	-	-	1,000

Net Cash Provided by Financing Activities	-	-	1,408,995

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(12,391)	-	22,377

CASH AND CASH EQUIVALENTS AT BEG OF QUARTER	34,768	-	-

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$22,377	$-	$22,377

SUPPLIMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DIATOM CORPORATION
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

The accompanying notes are an integral part of these financial statements.

Diatom Corporation
Notes to the Financial Statements
March 31, 2006

GENERAL

Diatom Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in note one) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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