Form 10QSB
period 2006-06-30
DIATOM CORP
filed 2006-08-09
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarter ended June 31, 2006

Commission File Number: 000-28429

Diatom Corporation

 (Exact name as specified in its company charter)

Nevada                 68-0423301

   (Jurisdiction of Incorporation) (I.R.S. Employer Identification No.)

668 North Coast Highway # 261, Laguna Beach CA 92651

 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (949) 369-9161 Ext. 17

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Shares of our Common Stock issued and outstanding as of June 30, 2006 is 51,625,892
Transitional Small Business Disclosure Format (check one): yes [   ] no [X]

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

PART I: Financial Information

Item 1. Financial Statements.

The financial statements, for the three months and six months ended June 30, 2006, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

Item 2. Discussion and Analysis or Plan of Operation

(a) Plan of Operation. Please refer to our previous reports for business description and events leading to this current Quarterly Report. We acquired marketing rights from Planktos, Inc. (a wholly-owned subsidiary of Solar Industries, Ltd. symbol SLRE, OTCBB). Notwithstanding the relevance and importance of the science and economics of KYOTO trading of Carbon Credits, the separation of ownership and interest as between these entities has resulted in confusing the investing public and the failure of the project to inspire and attract investors interest. For that reason, the parties have been engaged in review of possible solutions, including the re-acquisition by Planktos or Solar of the Marketing Rights, or other combinations or capital restructuring options. No decision has been taken on these options. While the program will require additional substantial investment, it is no now clear which entity will emerge as the corporate owner of Planktos's Iron Fertilization program.

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

Page - 3

(b) Discussion and Analysis of Financial Condition and Results of Operations. We have had no revenues for past fiscal years and the interim periods covered by this report. We have engaged in no substantial operations during this period. We have been in a technology prove-out period. While the proof of technology is no longer doubted by the scientific community, the economic aspects have not been clarified sufficiently.

PART II: Other Information

Item 4. Submission of Matters to Vote of Security Holders. On or about May 16 2006, a Majority of Shareholders resolved to reinstate Dan Sifford as Sole Officer/Director, in place of the Officers and Directors of Planktos. The purpose of thise action was to return the parties to arms length for purposes of further negotiations. Then, on or about July 20, 2006, the Board of Directors and a Majority of Shareholders resolved to create a wholly-owned Nevada Corporation, and to place all Planktos related assets into that new subsidiary. As matters occurring after the date of this report, the new subsidiary, Diatom/Planktos, Ltd. has been duly incorporated in Nevada. All Planktos related assets were transferred to the subsidiary in exchange for one hundred percent of its common stock.

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

 (c) Attachments to this Report.

(31) Section 302 Certification.

(32) Certification Pursuant TO 18 USC Section 1350

Page - 4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Second Quarter, three months and six months ended June 30, 2006 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: August 3, 2006

Diatom Corporation.

by

/s/J. Dan Sifford
J. Dan Sifford Sole Officer / Director

Page - 5

Exhibit 31

Section 302 Certification

Page - 6

CERTIFICATIONS PURSUANT TO SECTION 302

I, J. Dan Sifford, former Sole Officer/Director certify that:

1. I have reviewed this quarterly report on Form 10-QSB of June 30, 2006;

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the small business issuer and have:

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

Dated: Aug 3, 2006

/s/J. Dan Sifford
J. Dan Sifford
Sole Officer/Director

Page - 7

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 8

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diatom Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the second quarter ended June 30, 2006  as filed with the Securities and Exchange Commission (the "Report"), I, J. Dan Sifford Sole Officer/Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: Aug 3, 2006

/s/J. Dan Sifford
J. Dan Sifford
Sole Officer/Director

Page - 9

Diatom Corporation
(a Development Stage Company)
Financial Statements

June 30, 2006

Page - 10

Diatom Corporation
(a Development Stage Company)
Balance Sheets

ASSETS
	June 30,	December 31,
	2006	2005
	(Unaudited)
Current Assets
Cash	22,377	34,768
Investment in Planktos	250,000	250,000
Total Current Assets	272,377	284,768
Total Assets	$272,377	$284,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$669	$245
Accounts Payable - related party	99,541	99,541
Notes Payable - Related Party

Total Current Liabilities	100,210	99,786

Total Liabilities	100,210	99,786

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
51,625,892 and 51,625,892 shares issued and outstanding respectively	51,626	51,626
Additional Paid in Capital	3,418,961	3,418,961
Accumulated Deficit	(3,298,420)	(3,285,605)

Total Stockholders' Equity	172,167	184,982

Total Liabilities and Stockholders' Equity	$272,377	$284,768

The accompanying notes are an integral part of these financial statements.

Page - 11

Diatom Corporation
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the six	For the six	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on December 10, 1998
	June 30,	June 30,	June 30,	June 30,	through June 30,
	2006	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	(12,815)	(762,436)		(755,067)	(3,295,561)

Total Operating Expenses	(12,815)	(762,436)		(755,067)	(3,295,561)

Operating Income (Loss)	(12,815)	(762,436)		(755,067)	(3,295,561)

(Loss) from Investment	-	-	-	-	(12,108)
Gain on Settlement of debt	-	-	-	-	9,249

Net (loss) from operations	(12,815)	(762,436)		(755,067	(3,298,420)

Other Income (Expense)
Miscellaneous Income	-	-	-	-	-
Interest Expense	-	-	-	-	-

Total Other Income (Expense)	-	-	-	-	-

Net Income (Loss)	$(12,815)	$(762,436)		$ $(755,067)	$(3,298,420)

Net Income (Loss) Per Share	$(0.00)	$(0.02)	$(0.00)	$(0.02)	$(0.16)

Weighted Average Shares Outstanding	51,625,892	44,751,686	51,625,892	44,751,686	20,970,028

The accompanying notes are an integral part of these financial statements.
.

Page - 12

DIATOM CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended		From Inception on
	June 30,		December 10, 1998
	2006	2005	Through June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,815)	$(762,436)	$(3,298,420)
Adjustments to reconcile net loss to net cash		997,010
(used) in operating activities:
Stock issued for services	-	-	1,481,000
Warrant expense	-	-	500,347
Loss on sale of securities	-	-	12,108
Gain on settlement of notes receivable	-	-	(9,249)
Changes in Operating Assets & Liabilities		(234,574)
Increase (decrease) in accounts payable	424	-	519
Increase (decrease) in accounts payable related party	-	-	179,936

Net Cash (Used in) Operating Activities	(12,391)		(1,134,183)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of securities	-	-	492
Purchase of marketing rights	-	-	(250,000)
Payment on notes receivable	-	-	(3,351)

Net Cash (Used in) Investing Activities		-	(252,859)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contributions	-	-	1,500
Issued common stock for cash	-	-	367,800
Proceeds from officer	-	-	201,839
Proceeds from notes payable - related party	-		836,856
Proceeds from subscription receivable	-	-	1,000

Net Cash Provided by Financing Activities	-	-	1,408,995

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(12,391)	-	22,377

CASH AND CASH EQUIVALENTS AT BEG OF QUARTER	34,768	-	-

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$22,377	$-	$22,377

SUPPLIMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 13

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

Page - 14

Diatom Corporation
Notes to the Financial Statements
March 31, 2006

GENERAL

Diatom Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in note one) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended June 30, 2006.

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

Page - 15