Form 10QSB
period 2006-09-30
DIATOM CORP
filed 2006-11-17
CIK 1076505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarter ended September 30, 2006

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Shares of our Common Stock issued and outstanding as of September 30, 2006 is 51,625,892
Transitional Small Business Disclosure Format (check one): yes [   ] no [X]

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

We note that we recorded an asset for $250,000 during 12/31/05 and 6/30/06, for cash, in connection with the marketing rights acquired from Planktos. While Management has confidence in the long term outcome of the current program, there is at this time no proven market value for the related technology, scientific validation notwithstanding. There are no present contracts under negation to substantiate a market value at this time. Management is of the opinion that this asset should not be carried forward, and should be written off, during this fiscal year.

Cautionary Statement. Discussions are underway for Solar Energy Limited to repurchase the Marketing Rights previously acquired by Solar/Planktos. While no agreement has been made, this event is clearly foreseeable.

PART I: Financial Information

Item 1. Financial Statements.

The financial statements, for the three months and nine months ended September 30, 2006, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

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

PART II: Other Information

Item 4. Submission of Matters to Vote of Security Holders. None.

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

 (c) Attachments to this Report.

(31) Section 302 Certification.

(32) Certification Pursuant TO 18 USC Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Second Quarter, three months and nine months ended September 30, 2006 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: November 13, 2006

Diatom Corporation.

by

/s/J. Dan Sifford
J. Dan Sifford Sole Officer / Director

Exhibit 31

Section 302 Certification

CERTIFICATIONS PURSUANT TO SECTION 302

I, J. Dan Sifford, former Sole Officer/Director certify that:

1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2006;

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

Dated: November 13, 2006

/s/J. Dan Sifford
J. Dan Sifford
Sole Officer/Director

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Diatom Corporation, a Nevada corporation (the "Company"), on Form 10-QSB for the third quarter ended September 30, 2006  as filed with the Securities and Exchange Commission (the "Report"), I, J. Dan Sifford Sole Officer/Director of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2006

/s/J. Dan Sifford
J. Dan Sifford
Sole Officer/Director

Diatom Corporation

Financial Statements
(Unaudtied)

September 30, 2006

Diatom Corporation

(a Development Stage Company)
Balance Sheets

ASSETS
	September 30,	December 31,
	2006	2005
	(Unaudited)
Current Assets
Cash	22,377	34,768
Investment in Planktos	0	250,000

Total Assets	$22,377	$284,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$669	$245
Accounts Payable - related party	99,541	99,541
Notes Payable - Related Party

Total Current Liabilities	100,210	99,786

Total Liabilities	100,210	99,786

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
51,625,892 and 51,625,892 shares issued and outstanding respectively	51,626	51,626
Additional Paid in Capital	3,418,961	3,418,961
Accumulated Deficit	(3,548,480)	(3,285,605)

Total Stockholders' Equity	(77,893)	184,982

Total Liabilities and Stockholders' Equity	$22,317	$284,768

The accompanying notes are an integral part of these financial statements.

GYK Ventures, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the nine	For the nine	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on December 10, 1998
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	through Sept 30,
	2006	2005	2006	2005	2006

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General & Administrative	(262,875)	(783,790)	(250,060)	(21,354)	(3,545,621)

Total Operating Expenses	(262,875)	(783,790)	(250,060)	(21,354)	(3,545,621)

Operating Income (Loss)	(262,875)	(783,790)	(250,060)	(21,354)	(3,545,621)

(Loss) from Investment	-	-	-	-	(12,108)
Gain on Settlement of debt	-	-	-	-	9,249

Net (loss) from operations	(262,875)	(783,790)	(250,060)	(21,354)	(3,548,480)

Other Income (Expense)
Miscellaneous Income	-	-	-	-	-
Interest Expense	-	-	-	-	-

Total Other Income (Expense)	-	-	-	-	-

Net Income (Loss)	$(262,815)	$(783,790)	$(250,060)	$(755,067)	$(3,298,480)

Net Income (Loss) Per Share	$(0.01)	$(0.02)	$(0.01)	$(0.00)	$(0.17)

Weighted Average Shares Outstanding	51,625,892	44,751,686	51,625,892	44,751,686	22,502,977

The accompanying notes are an integral part of these financial statements.
.

DIATOM CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended		From Inception on
	September 30,		December 10, 1998
	2006	2005	Through Sept 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(262,875)	$(783,790)	$(3,298,480)
Adjustments to reconcile net loss to net cash		997,010
(used) in operating activities:
Stock issued for services	-	-	1,481,000
Warrant expense	-	-	500,347
Loss on written off the investment	250,000
Loss on sale of securities	-	-	12,108
Gain on settlement of notes receivable	-	-	(9,249)
Increase (decrease) in accounts payable	424	-	519
Increase (decrease) in accounts payable related party	-	(234,574)	179,936

Net Cash (Used in) Operating Activities	(12,451)	(21,354)	(1,133,189(250,)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of securities	-	-	492
Purchase of marketing rights	-	(250,000)	(250,000)
Payment on notes receivable	-	-	(3,351)

Net Cash (Used in) Investing Activities		(250,000)	(252,859)

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital contributions	-	-	1,500
Issued common stock for cash	-	250,000	367,800
Proceeds from officer	-	-	201,839
Proceeds from notes payable - related party	-		836,856
Proceeds from subscription receivable	-	-	1,000

Net Cash Provided by Financing Activities	-	250,000	1,408,995

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(12,451)	(21,354)	22,317

CASH AND CASH EQUIVALENTS AT BEG OF QUARTER	34,768	-	-

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$22,317	$(21,354)	$22,317

SUPPLIMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Diatom Corporation
Notes to the Financial Statements
September 30, 2006
GENERAL

Diatom Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2006 since there have been no material changes (other than indicated in note one) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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

ACUISITION AND WRITEE OFF OF INVESTMENT IN MARKETING RIGHTS

During 2005 the Company, for cash in the amount of $ 250,000, acquired perpetual marketing rights and intellectual property  rights for certain CO-2 sequestration technology developed by Planktos, Inc.  Due to unforeseen delays in the Prove-Out phase of the development of the technology, management has deemed it prudent to write off its investment in the marketing rights to the technology.