Form 10KSB
period 2006-12-31
PLANKTOS CORP
filed 2007-04-17
CIK 1076505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 000-28429

PLANKTOS CORP.
(formerly Diatom Corporation)
(Exact name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	68-0423301 (IRS Employer Identification Number)

145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2
(Address of Principal Executive Office)          (Zip Code)

(604) 669-4771
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The registrant's net sales for the year ended December 31, 2006, were $0.

The aggregate market value of the registrant's common stock (the only class of voting stock), held by non-affiliates was approximately $48,473,873 based on the average closing bid and asked prices for the common stock on April 11, 2007.

On April 11, 2007, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 83,023,873.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

As used herein the terms “Company,” “we,” “our,” and “us” refer to Planktos Corp. (formerly Diatom Corporation), a Nevada corporation and our subsidiaries and predecessors, unless the context indicates otherwise.

The Company was incorporated as eWorld Travel Corp on December 10, 1998 to provide internet-based travel services. The Company changed it name to GYK Ventures, Inc. on September 23, 2002, and to Diatom Corporation on July 8, 2005. Subsequent to the year ended December 31, 2006, we changed our name to Planktos Corp.

On August 17, 2005, the Company entered into an Iron-Fertilization Prove-Out and Purchase Agreement with Planktos, Inc. and its parent company, Solar Energy Limited (“Solar”) to provide developmental funding for Planktos’ “iron-fertilization” prove out program of its carbon dioxide (“CO2”) sequestration process. The process is designed to capture CO2 from the earth’s marine environment using a proprietary “iron fertilization” process to generate commercial quantities of verifiable carbon credits to meet global demands for CO2 reduction made part of international agreements such as the Kyoto Protocol. We agreed to provide up to 25% of the program’s cost in exchange for exclusive marketing and intellectual property rights to Planktos the marine based sequestration process. We advanced $250,000 pursuant to this agreement and anticipate that Solar will initiate the “iron-fertilization” prove out program this year.

Our principal place of business is located at 145-925 West Georgia Street, Vancouver, British Columbia, Canada, V6C 3L2, and our telephone number is (604) 669-4771. Our registered statutory office is located at The Company Corporation, 2711 Centerville Road, Wilmington, Delaware, 19808.

The Company’s shares are quoted on the Over the Counter Bulletin Board under the symbol PLKT.

Description of Business

On January 12, 2007, we entered into a Securities Exchange Agreement and Plan of Exchange with Solar to acquire 100% ownership of Planktos, in exchange for an aggregate of 45,000,000 shares of our common stock, and the fulfillment of certain conditions on or before closing. The conditions include that we (a) make available working capital of no less than $1,000,000 to Planktos on or before the acquisition is completed, (b) cancel 45,000,000 shares of our issued and outstanding common share capital on or before the acquisition is completed, and (c) obtain shareholder approval of the transaction. The transaction has not obtained shareholder approval as of the date of this report.

Planktos, Inc.

Planktos is a Foster City, California based business focused on reviving marine as well as land based ecosystem health and biodiversity with the intention to slow global climate change. We have launched a two year pilot project series to restore hundreds of millions of tons of missing plankton plant life in the open seas that will sequester tens of millions of tons of carbon dioxide (“CO2”) in the deep ocean for centuries or more. On land, Planktos’ Hungarian subsidiary KlimaFa (translated as “Climate Forest”) intends to plant thousands of hectares of new, permanently protected, native forests or “climate parks” in the national parks system of the European Union and elsewhere.

Both ocean plankton and forest ecorestoration projects remove huge quantities of global warming CO2 from the atmosphere. Long term CO2 reductions can now be banked and traded like a commodity in international carbon markets. Consequently, Planktos, Inc.‘s business model will not only restore the planet’s most vital biological systems but will generate the largest volume of lowest cost greenhouse gas offsets or “carbon credits” available to commercial, governmental and green consumer clients.

Rarely in history has a globally recognized environmental crises and a remedial technology emerged with such auspicious synchronicity. Planktos is pioneering natural science intensive marine and terrestrial ecorestoration regimes that affordably offer unprecedented gains for the climate, the biosphere and the company’s commercial objectives. Simply, restoring ocean plankton plant life to 1980‘s levels of health will remove 3-4 billion tons of global warming CO2 and generate tens of billions of dollars in tradable carbon credit value.

Years before global warming began claiming headlines around the world, Planktos researchers were building on a decade of ocean international science investigations with micronutrient revival of lifeless regions of the sea. Although this restoration science was once proposed as a potent technique to revive the collapsing marine food chain, it was neither funded nor developed as an effective technology. The advent of the Kyoto Protocol, the enormous carbon sequestration potential of this work, and the developing global trade in carbon credits, has become the focus of the Planktos business model.

The Kyoto Protocol enables companies and governments to offset regulated greenhouse emission restrictions by investing in CO2 reduction programs in exchange for Carbon Emission Reduction (“CER”) credits. European nations began trading CER credits as of January 2005. CER credits are traded much like commodities with an average value of between $6 and $16 per CER (which represents one ton of CO2 or equivalent) dependent on whether the carbon credit is certified or not and depending on the date and origin of the carbon credit. The Kyoto Protocol became law effective February 16, 2005, the result of which should be a rapidly expanding multi-billion-dollar market for CER credits.

Planktos has cultivated working partnerships with government labs and ocean science institutions to assist with measurement and verification procedures and to optimize project designs. Bankable, tradable investment grade CER credits for corporate buyers and fund managers will be verified and certified with satellite & aerial mapping, underwater analysis methods, and bloom measuring sensors on Planktos’ proprietary autonomous ocean rovers.

Russ George, the president of Planktos, has been involved with ocean restoration and CO2 sequestration since 1997 and was responsible for establishing the Planktos Foundation. Planktos’ management team is supported by an Advisory Group headed by Dr. Noel Brown (formerly the United Nations Environmental Program director) and Dr. Scott Chubb (US Naval Research Laboratory).

Forests of the Ocean

Plankton in our oceans is well documented in its utilization of photosynthesis to absorb CO2. Planktos’ near-term commercial objective is to produce CER credits at a cost of less than $1 per ton utilizing proprietary technology designed to stimulate plankton growth in the world’s oceans as a means by which to sequester (isolate from the atmosphere) CO2.

Specifically, Planktos expects to implement its program of sequestration by “iron fertilization” of the ocean, restoring this micronutrient that is vital for ocean plant growth and photosynthesis which is now scarce in marine waters. The iron is similar to that nature has delivered to sustain the oceans throughout history, but that has been on the decline for thirty years owing to changes in land use. The fertilization process is intended to trigger vast plankton blooms which will absorb the carbon in CO2, 30-40% of which sinks deep enough to be verified as sequestered.

Our initial calculations have determined that the introduction of one ton of iron results in the biological fixation of up to 100,000 tons of CO2. Moreover, this process has three additional benefits that help to restore ecosystems of the open ocean:

|X| Support and restore diminished fish populations (additional plankton means more food)

|X| Adds to global O2 levels (more plankton results in more oxygen as some 60% of the earth’s O2 is produced by plankton)

|X| Preserves coral reefs by reducing the acidity of the oceans.

Planktos is committed to the implementation of the iron-fertilization prove out program during 2007.

The process of stimulating plankton growth and the overall mission of Planktos can be viewed on its website: www.planktosinc.com.

Forests of the Land

A tree is composed of about 50% carbon which is produced by removing CO2 from the air through photosynthesis. KlimaFa, a Hungarian subsidiary of Planktos, is dedicated to afforestation and reforestation projects in Europe and the Americas. Studies are now underway to develop an ecologically sound indigenous species mix and planting model of flora to maximize wildlife habitat and biodiversity in the respective regions. KlimaFa is currently involved in several government-assisted carbon forest projects in Hungary that intend to restore native mixed growth forests in national parks and then afforest vast tracts of retired agricultural lands.

The Kyoto Protocol recognizes a variety of mechanisms to reduce atmospheric CO2 and other greenhouse gases, and has approved carbon sequestration from new forests. The development of forests ultimately produces valuable carbon credits. KlimaFa estimates that carbon credits produced in this manner will cost approximately $4.00 per ton. KlimaFa’s target is to plant up to 100,000 hectares over the next 24 months.

The science and news surrounding eco-restoration can be viewed on KilmaFa’s website: www.klimafa.com.

Governmental and Environmental Regulation

The Company’s intended operations are subject to a variety of national, federal, state and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. However, the Company’s intended project has been designed to produce environmentally friendly “green” products for which there are no specific environmental regulations.

The Company will be in full compliance with the Resource Conservation Recovery Act (“RCRA”), the key legislation dealing with hazardous waste generation, management and disposal. Nonetheless, under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances.

The Company is aware that there is some speculation surrounding the possible negative impact of Planktos’ type of iron-fertilization on the world’s oceans and the possible side effects of large plankton blooms. For example, it is known that plankton have a complex effect on cloud formation from the release of dimethyl sulfide (DMS) which can be converted to sulfate aerosols in the atmosphere providing cloud condensation nuclei. However, the effect of small scale plankton blooms on overall DMS production is unknown and there are no laws specifically regulating iron-fertilization.

The Company believes that we will be in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements will not impose a material impediment on our ability to conduct business.

Competition

Efforts to develop a diverse array of ventures devoted to the sequestration of CO2 are fragmented and very competitive. Although we will not compete directly with any other interests involved in the sequestration of carbon dioxide from the oceans through iron-fertilization, the Company will compete indirectly with a number of companies, both private and public, that are active in the search for cost-effective means to sequester CO2. Many of these competitors are substantially larger and better funded than us with significantly longer histories of research and development. Therefore, we can offer no assurance that we will be successful in competing for commercial solutions with existing and emerging research and development businesses focused on similar applications.

The Company believes that competition in the search for the efficient sequestration of CO2 is based principally on the ability to successfully manage certain practical considerations. Competition revolves around:

o the development of such technologies;

o the price of the equipment required to capture CO2 as compared to other alternative applications and traditional systems;

o the period required to recover any capital cost or equipment costs from CO2 sequestration that might result from operations;

o the reliability of the systems;

o public acceptance of sequestered CO2; and

o the reputation of the manufacturer or producer.

The Company anticipates that Planktos, with further research and development, will respond successfully to these considerations.

Further, the Company believes that will have certain distinctive competitive advantages over all or many of our competitors that has enabled us to progress to our current level of technology development. The advantages include:

o the breadth of Planktos’ approach to applying technologies for the sequestration of CO2;

o the academic, technical and professional proficiency of Planktos’ chief project managers;

o environmental integrity; and

o the willingness of project managers to consider joint venture relationships with third parties to maximize resources in research and development.

All of these factors in combination with the dedication of Planktos’ personnel will enable us to be competitive in the sequestration of CO2 despite potential short falls in research and development funding.

Marketability

The European CO2 market began trading CER credits like commodities in January of 2005. Within the first six months of activity, “CO2 equivalent” trading had exceeded 80 million tons. An equivalent open market is now developing in Asia, and recent trading in the U.S. and Australia has been substantial through direct transactions rather than intermediary exchanges.

European carbon tax legislation levies a $50 per ton charge on corporations for emissions in excess of their Kyoto Treaty obligations. This tax will rise to over $100 per ton in 2008. The European price per ton of sequestered CO2 has risen as high as $37, with an average price of $25. CER credits may be expected to trade between $30 and $70 per ton over the coming years. Currently, the market for quality carbon credits is in the $6.00 to $15.00 per ton range, depending on whether the credits are certified or not, depending on the date/origin of the carbon credit, and their provenance.

The total size of the market is conservatively predicted to exceed $5 billion this year. Annual sales by 2010 are commonly projected by the media to be near $100 billion per year. On Aug 7, 2005, London’s Sunday Times envisioned a volume of $55 billion per year for Europe alone. Current growth rates and conservative analyses project a several hundred billion international carbon market by 2010.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Research and Development

We spent no amount on research and development activities in 2005 or 2006.

Employees

The Company currently has no employees. The Company relies on the services of outside consultants, attorneys, and accountants as necessary, to satisfy public disclosure requirements and to pursue the Company’s plan of operation.

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1994, our operations have resulted in a continuation of losses and an accumulated deficit which reached $3,572,398 at December 31, 2006. During fiscal 2006, we recorded a net loss of $286,793. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent upon the successful implementation of the company’s business model. Therefore, we may never be able to achieve profitability.

Our intended subsidiary will not likely be profitable in the next twelve months and may never be profitable.

Planktos, Inc. is in the process of its iron-fertilization prove-out program and will not likely be profitable within the next twelve months. While the operation have very high potential profit, it cannot be assured that iron-fertilization will live up to our expectations. Therefore, the possibility of future profits by our intended subsidiary is purely speculative.

We will need additional financing to fund our intended subsidiary

We will need additional capital to fund Planktos for its iron-fertilization prove-out program. In our efforts to raise capital or obtain additional financing, we may be obligated to issue additional shares of common stock or warrants or other rights to acquire common stock on terms that will result in dilution to existing shareholders or place restrictions on operations. If adequate funds are not available or are not available on acceptable terms, our ability to fund our intended subsidiary would be significantly limited.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and we will not voluntarily deliver a copy of the annual report to the security holders. Should we choose to create an annual report, it will contain audited financial statements. The Company files all of our required information with the Commission. The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.

The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s maintains an executive office located at 145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2.of approximately 1,100 square feet, which office is shared with Solar Energy Limited. The Company has no lease payment obligation on the use of these premises.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

The Company’s common stock is traded on the Over the Counter Bulletin Board under the symbol PLKT.

The table below sets forth the approximate high and low sales prices for the Company’s common stock for each quarter of 2006 and 2005. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low
2006	December 31	$0.75	$0.11
	September 30	$0.22	$0.08
	June 30	$0.32	$0.12
	March 31	$0.35	$0.08
2005	December 31	$0.52	$0.09
	September 30	$0.53	$0.10
	June 30	$0.22	$0.01
	March 31	$0.01	$0.01

Record Holders

As of April 11, 2007, there were approximately 46 shareholders of record holding a total of 83,023,873 shares of common stock. However, the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company’s outstanding common stock is held in broker “street names” for the benefit of individual investors.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, if any, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006.

Plan of Operation

During the year ended December 31, 2006, the Company was involved in monitoring Solar’s efforts to implement the sea trials contemplated in the Iron-Fertilization Prove-Out and Purchase Agreement to confirm the effectiveness of the Planktos CO2 sequestration process and in negotiations to acquire Planktos as a wholly owned subsidiary. We are now focused on the acquisition of Planktos and the development of its business plan over the next twelve months.

Planktos, Inc.

Planktos is currently working with U.S. and European marine research teams to plan and launch significant ocean iron fertilization projects during 2007. Initial efforts will be modest in scope and research-intensive, but are still designed to verifiably sequester carbon between hundreds of thousands and millions of tonnage per voyage.

Planktos is approaching this work with an array of qualifications:

o Years of experience in the basic science of the field;

o Collaborative arrangements and working relationships with internationally recognized marine science project partners required for certification;

o Sustainable resource maximization plan designs;

o Expertise in resource value computation and certification procedures;

o Market access for resource monetization and trade; and

o Experience in structuring all preceding factors into viable binding business plans.

Planktos expects to launch in 2007 the first of a series of up to 6 commercial scale ocean plankton blooms over 24 months designed to verifiably sequester a total of between 24 and 30 million tons of CO2. Post 2008 follow on projects include new ships, and larger blooms with a target of 250 million tons of verified CO2 sequestration by 2010.

Our plan of operation for Planktos will require $1,500,000 in funding over the next 12 months, of which a minimum of $1,000,000 will be provided by us on or before the closing of the Securities Exchange Agreement and Plan of Exchange. We are confident that the remaining funds required to complete the “iron fertilization” prove out phase of the Planktos business model will be made available from additional debt or equity financings tied our common stock.

Results of Operations

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Virtually all of the capital raised to date has been allocated for general and administrative costs and financial obligations tied to the Iron-Fertilization Prove-Out and Purchase Agreement.

Net Losses

For the period from inception until December 31, 2006, the Company incurred a net loss of $3,572,398. Net losses during 2006 were $286,793. The Company’s net losses are primarily attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during this period.

The Company expects to continue to incur losses through the year ended 2007.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2006, the Company had current assets totaling $72,945 and a working capital deficit of $101,811. These assets consist of cash on hand of $67,121 and advances receivable of $5,824. Net stockholders’ deficit in the Company was $101,811 at December 31, 2006. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $1,163,985 for the period from inception to December 31, 2006. During 2006, cash flow used in operating activities was $42,617. Cash over the periods was used primarily on accounting, administration, and consulting expenses.

Cash flow used in financing activities was $252,859 for the period from inception to December 31, 2006. During 2006, cash flow provided from financing activities was $0.

Cash flows provided from investing activities was $1,483,965 for the period from inception to December 31, 2006. During 2006 cash flow was provided by investing activities in the amount of $74,970.

The Company’s current assets are insufficient to conduct our plan of operation over the next twelve (12) months and we will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on our plan of operation.

Further, there can be no assurance offered to the public by these disclosures, or otherwise, that the Company will be successful, or that we will ultimately succeed as a going concern. To the extent that existing resources and any future earnings prove insufficient to fund our activities, we will need to raise additional funds through debt or equity financing. The Company cannot provide any assurance that such additional financing will be available or that, if available, it can be obtained on terms favorable to us and our shareholders. In addition, any equity financing would result in dilution to the Company shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities or other financial or operational matters. The Company’s inability to obtain adequate funds will adversely affect our operations and the ability to implement is plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

o our anticipated financial performance and business plan;

o the sufficiency of existing capital resources;

o our ability to raise additional capital to fund cash requirements for future operations;

o uncertainties related to the Company’s future business prospects;

o the ability of the Company to generate revenues to fund future operations;

o the volatility of the stock market and;

o general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2006 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The Company’s ability to continue as a going concern is subject to our ability to realize a profit and /or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (a) obtaining funding from private placement sources; (b) obtaining additional funding from the sale of the Company’s securities; and (c) obtaining loans and grants from various financial institutions, where possible. Although management believes that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2006, are attached hereto as pages F-1 through F-17.

                                                            Planktos Corp.
                                                     (formerly Diatom Corporation)
                                                     (a Development Stage Company)

                                                   Consolidated Financial Statements
                                                      December 31, 2006 and 2005

                                                               Contents

Report of Independent Registered Public Accounting Firm                                                F-2

Balance Sheets                                                                                         F-3

Statements of Operations                                                                               F-4

Statements of Stockholders' Equity                                                                     F-5

Statement of Cash Flows                                                                                F-8

Notes to the Financial Statements                                                                     F-10

Board of Directors

Planktos Corp.

Vancouver, British Columbia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Planktos Corp. (a development stage enterprise) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from December 10, 1998 (inception of exploration stage) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planktos Corp., as of December 31, 2006 and the results of its operations, stockholders’ equity, and cash flows for the year then ended and for the period from December 10, 1998 (inception of exploration stage) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, Planktos Corp. adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

/s/ Williams & Webster

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 13, 2007

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
BALANCE SHEETS
                                                                                        December 31,           December 31,
                                                                                            2006                   2005
                                                                                      ------------------     ------------------
ASSETS
       CURRENT ASSETS

           Cash                                                                   $              67,121  $              34,768

           Advances receivable                                                                    5,824                      -
                                                                                      ------------------     ------------------

               Total Current Assets                                                              72,945                 34,768
                                                                                      ------------------     ------------------

       OTHER ASSETS

           Marketing rights                                                                           -                250,000
                                                                                      ------------------     ------------------

               Total Other Assets                                                                     -                250,000
                                                                                      ------------------     ------------------

       TOTAL ASSETS                                                               $              72,945  $             284,768
                                                                                      ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       CURRENT LIABILITIES

           Accounts payable                                                       $                 245  $                 245

           Accounts payable - related party                                                           -                 99,541

           Loan payable - related party                                                         174,511                      -
                                                                                      ------------------     ------------------

               Total Current Liabilities                                                        174,756                 99,786
                                                                                      ------------------     ------------------

       COMMITMENTS AND CONTINGENCIES                                                                  -                      -
                                                                                      ------------------     ------------------

       STOCKHOLDERS' EQUITY (DEFICIT)
           Common stock, authorized 100,000,000 shares
             of $0.001 par value, issued and outstanding 77,438,838

             at December 31, 2006 and 2005                                                       77,439                 77,439

           Additional paid-in capital                                                         3,393,148              3,393,148
           Deficit accumulated during development stage                                     (3,572,398)            (3,285,605)
                                                                                      ------------------     ------------------

               Total Stockholders' Equity (Deficit)                                           (101,811)                184,982
                                                                                      ------------------     ------------------

       TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)                       $             72,945  $             284,768
                                                                                      ==================     ==================

                               The accompanying notes are an integral part of these financial statements

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
STATEMENT OF OPERATIONS
                                                                              For the Years Ended              From Inception
                                                                                                                (December 10,
                                                                                  December 31,                    1998) to
                                                                      ------------------------------------
                                                                           2006                2005             December 31,
                                                                                                                    2006
                                                                      ---------------     ----------------     ----------------
REVENUES                                                          $                   $                    $

                                                                                   -                    -                    -

OPERATING EXPENSES

     General and administrative                                               36,793            1,356,581            3,319,539
                                                                      ---------------     ----------------     ----------------

        Total Operating Expenses                                              36,793            1,356,581            3,319,539
                                                                      ---------------     ----------------     ----------------

LOSS FROM OPERATIONS                                                        (36,793)          (1,356,581)          (3,319,539)
                                                                      ---------------     ----------------     ----------------

OTHER INCOME (EXPENSE)

     Loss on sale of securities                                                    -                    -             (12,108)

     Gain on settlement of debt                                                    -                    -                9,249

     Write down of marketing rights                                        (250,000)                    -            (250,000)
                                                                      ---------------     ----------------     ----------------

        Total Other Income (Expense)                                       (250,000)                    -            (252,859)
                                                                      ---------------     ----------------     ----------------

NET LOSS BEFORE INCOME TAX                                                 (286,793)          (1,356,581)          (3,572,398)

INCOME TAX EXPENSE                                                                 -                    -                    -
                                                                      ---------------     ----------------     ----------------

NET LOSS                                                          $        (286,793)  $       (1,356,581)  $       (3,572,398)
                                                                      ===============     ================     ================

NET LOSS PER SHARE                                                $           (0.00)  $            (0.02)  $            (0.10)
                                                                      ===============     ================     ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                      77,438,838           72,897,099           36,814,307
                                                                      ===============     ================     ================
                               The accompanying notes are an integral part of these financial statements

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
                                                                                                                                                                  Deficit
                                                                                                                                                                Accumulated
                                                                                                                   Additional            Accumulated             During the
                                                                                   Common Stock                     Paid-in            Comprehensive            Development
                                                                       ------------------------------------
                                                                            Shares              Amount              Capital             Income/(Loss)              Stage
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

Common stock issued at inception for cash at $67 per share                         300  $                -  $            20,000  $                    -  $                   -

Net loss for the period ended December 31, 1998                                      -                   -                    -                       -                      -
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

    Balance, December 31, 1998                                                     300                   -               20,000                       -                      -

Common stock issued for cash at $167 per share                                     101                   -               16,800                       -                      -

Common stock issued for cash at $2,000 per share                                     1                   -                2,000                       -                      -

Net loss for the year ended December 31, 1999                                        -                   -                    -                       -               (36,360)
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

    Balance, December 31, 1999                                                     402                   -               38,800                       -               (36,360)

Net change in unrealized gains/(losses)

   on available for sale securities                                                  -                   -                    -                (12,185)                      -

Net loss for the year ended December 31, 2000                                        -                   -                    -                       -               (37,792)
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

    Balance, December 31, 2000                                                     402                   -               38,800                (12,185)               (74,152)

Common stock issued for services from $7 to $17 per share                      105,000                 105              499,895                       -                      -

Share issued in round-up                                                             5                   -                    -                       -                      -

Common stock issued for services to a related party
   at $0.01 per share                                                        3,000,000               3,000               17,000

Rounding of shares                                                                 149                   -                    -                       -                      -

Forgiveness of debt                                                                  -                   -               43,085                       -                      -

                               The accompanying notes are an integral part of these financial statements

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity

                                                                                                                                                                 Deficit
                                                                                                                                                                Accumulated
                                                                                                                   Additional            Accumulated             During the
                                                                                   Common Stock                     Paid-in            Comprehensive            Development
                                                                       ------------------------------------
                                                                            Shares              Amount              Capital             Income/(Loss)              Stage
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

Net change in unrealized gains/(losses) on available for

    sale securities                                                                  -  $                -  $                 -  $               12,185  $

Net loss for the year ended December 31, 2001                                        -                   -                    -                       -              (588,198)
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

    Balance, December 31, 2001                                               3,105,555               3,105              598,780                       -              (662,350)

Shares returned to treasury                                                    (7,500)                 (8)                    8                       -                      -

Common stock issued for services from $0.07 to $0.17 per share              33,450,000              33,450              527,550                       -                      -

Common stock issued for debt at $0.13 per share                                600,000                 600               79,400                       -                      -

Issuance of stock in round-up                                                   22,749                  23                 (23)                       -                      -

Net loss for the period ended December 31, 2002                                      -                   -                    -                       -              (749,558)
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

    Balance, December 31, 2002                                              37,170,804              37,170            1,205,715                       -            (1,411,908)

Common stock issued for services at $0.01 per share                         30,000,000              30,000              370,000                       -                      -

Rounding due to stock split                                                        224                   -                    -                       -                      -

Cancellation of common shares                                                 (43,500)                (44)                   44                       -                      -

Net loss for the period ended December 31, 2003                                      -                   -                    -                       -              (463,037)
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

    Balance, December 31, 2003                                              67,127,527              67,127            1,575,759                       -            (1,874,945)
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

Balance, December 31, 2003                                                  67,127,527  $           67,127  $         1,575,759  $                    -  $         (1,874,945)

                               The accompanying notes are an integral part of these financial statements

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity

                                                                                                                                                                 Deficit
                                                                                                                                                                Accumulated
                                                                                                                   Additional            Accumulated             During the
                                                                                   Common Stock                     Paid-in            Comprehensive            Development
                                                                       ------------------------------------
                                                                            Shares              Amount              Capital             Income/(Loss)              Stage
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

Rounding due to Madison adjustment                                                   -                   1                  243                       -                      -

Net loss for the period ended December 31, 2004                                      -                   -                    -                       -               (54,079)
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

    Balance, December 31, 2004                                              67,127,527              67,128            1,576,002                       -            (1,929,024)

Common stock issued for debt at $0.01 per share                             78,711,311              78,711              918,299                       -                      -

Common stock issued for cash from $0.13 to $0.17 per share                   2,100,000               2,100              327,900                       -                      -

Cancellation of common shares                                             (70,500,000)            (70,500)               70,500                       -                      -

Issuance of warrants                                                                 -                   -              500,347                       -                      -

Capital contribution by shareholders                                                 -                   -                  100                       -                      -

Net loss for the period ended December 31, 2005                                      -                   -                    -                       -            (1,356,581)
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

    Balance, December 31, 2005                                              77,438,838              77,439            3,393,148                       -            (3,285,605)

Net loss for the period ended December 31, 2006                                      -                   -                    -                       -              (286,793)
                                                                       ----------------     ---------------     ----------------     -------------------     ------------------

Balance, December 31, 2006                                                  77,438,838  $           77,439  $         3,393,148  $                    -  $         (3,572,398)
                                                                       ================     ===============     ================     ===================     ==================

                               The accompanying notes are an integral part of these financial statements

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
                                                                                                              From Inception
                                                                                                              (December 10,
                                                                  For the Years Ended December 31,               1998) to
                                                               ----------------------------------------
                                                                     2006                   2005            December 31, 2006
                                                               ------------------     -----------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $           (286,793)  $        (1,356,581)  $          (3,572,398)
Adjustments to reconcile net loss to net cash
 (used) in operating activities:

     Stock issued for services                                                 -                     -               1,481,000

     Warrant expense                                                           -               500,347                 500,347

     Loss on sale of securities                                                -                     -                  12,108

     Write down of marketing rights                                      250,000                     -                 250,000

     Gain on settlement of notes receivable                                    -                     -                 (9,249)

     (Increase) decrease in advances receivable                          (5,824)                     -                 (5,824)

     Increase (decrease) in accounts payable                                   -                 (150)                      95

     Increase (decrease) in accounts payable related
     party                                                                     -              (25,804)                 179,936
                                                               ------------------     -----------------     -------------------
        Net Cash (Used in) Operating Activities                         (42,617)             (882,188)             (1,163,985)
                                                               ------------------     -----------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of securities                                          -                     -                     492

     Purchase of marketing rights                                              -             (250,000)               (250,000)

     Payment on notes receivable                                               -                     -                 (3,351)
                                                               ------------------     -----------------     -------------------
        Net Cash (Used in) Investing Activities                                                                      (252,859)
                                                                               -             (250,000)
                                                               ------------------     -----------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Capital contributions                                                     -                   100                   1,500

     Issued common stock for cash                                              -               330,000                 367,800

     Loan payable - related party                                         74,970                     -                  74,970

     Proceeds from officer                                                     -                     -                 201,839

     Proceeds from notes payable - related party                               -               836,856                 836,856

     Proceeds from subscription receivable                                     -                     -                   1,000
                                                               ------------------     -----------------     -------------------
        Net Cash Provided by Financing Activities
                                                                          74,970             1,166,956               1,483,965
                                                               ------------------     -----------------     -------------------
NET INCREASE (DECREASE) IN CASH AND

  CASH EQUIVALENTS                                                        32,353                34,768                  67,121

CASH AT BEGINNING OF YEAR                                                 34,768                     -                       -
                                                               ------------------     -----------------     -------------------
CASH AT END OF YEAR                                        $                      $                     $
                                                                          67,121                34,768                  67,121
                                                               ==================     =================     ===================
SUPPLIMENTAL CASH FLOW INFORMATION
     CASH PAID FOR:

        Interest                                           $                   -  $                  -  $                    -
                                                               ==================     =================     ===================

        Income taxes                                       $                   -  $                  -  $                    -
                                                               ==================     =================     ===================
                               The accompanying notes are an integral part of these financial statements

PLANKTOS CORP

(formerly Diatom Corporation)

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Continued)

NON-CASH FINANCING AND INVESTING TRANSACTIONS:

In January 2000, a marketable security valued at $12,600 was received in exchange for a notes receivable of $3,351. The market value of the securities at December 31, 2000 is $415.

In April 2001, the Company issued 4,500 shares of its common stock for services valued at $75,000.

In May 2001, the Company issued 75,000 shares of its common stock to an office of the Company for services valued at $50,000.

In May 2001, the Company issued 10,500 shares of its common stock for services valued at $175,000.

In July 2001, the Company issued 15,000 shares of its common stock for services valued at $200,000.

In December 2001, the Company issued 3,000,000 shares of its common stock to an office of the Company for services valued at $20,000.

In December 2001, debt in the amount of $41,685 was forgiven by officers of the Company.

During January 2002, the Company issued 750,000 shares of previously authorized but unissued common stock for services rendered value at $125,000.

During January 2002, the Company canceled 7,500 shares of common stock.

During September 2002, the Company issued 600,000 shares of previously authorized but unissued common stock for reduction of debt value at $80,000.

During September 2002, the Company authorized a ten for one (10:1) reverse split of its common stock.

In October 2002, the Company issued 32,700,000 shares of common stock at $0.02 per share for services revalued during the year at a total value of $436,000.

In January 2003, the Company issued 30,000,000 shares of its common stock to an officer of the Company for services valued at $400,000.

During 2005, the Company issued 78,711,311 shares of common stock to satisfy debt of $997,010.

During 2006, the Company converted $99,541 of accounts payable – related party to loan payable – related party.

PLANKTOS CORP.

(formerly Diatom Corporation)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1 – DESCRIPTION OF BUSINESS

Planktos Corp. (“the Company”) was incorporated as eWorld Travel Corp on December 10, 1998 under the laws of the state of Nevada. On September 23, 2002, the Company changed its name to GYK Ventures, Inc. and on July 8, 2005, the Company changed its name again to Diatom Corporation, and again in 2007 changed its name to Planktos Corp. The Company originally was organized to provide internet-based travel services. The Company has not yet secured operations and is in the development stage according to Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

Pursuant to a marketing agreement, the Company has acquired the marketing rights to an “Iron-Fertilization” technology used for the sequestration of CO2. The process is to remove carbon dioxide (CO2) from the atmosphere, and place it into a stable storage medium in planktons in the ocean. The Company intends to assist with the prove-out of the technology and then market the environmental CO2 reducer credits to companies required to assist in environmental improvement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Planktos Corp. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or

PLANKTOS CORP.

(formerly Diatom Corporation)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

(ii)     the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At December 31, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and 2005.

Going Concern

As shown in the accompanying financial statements at December 31, 2006, the Company had negative working capital, no revenues and an accumulated deficit. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management’s plans are to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a

PLANKTOS CORP.

(formerly Diatom Corporation)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

comparison of estimated future cash flows anticipated to be

generated during the remaining life of the assets to the net carrying value of the assets. For the year ended December 31, 2006, the Company impaired the entire $250,000 paid for the perpetual marketing rights and intellectual property rights from Solar Energy, Limited.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently

PLANKTOS CORP.

(formerly Diatom Corporation)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial positionand additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective forfiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An amendment of FASB Statements No. 87, 88, 106, and 132(R).” One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the company’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48

PLANKTOS CORP.

(formerly Diatom Corporation)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company’s analysis of the impact of adopting Interpretation 48 is not yet complete, management does not currently anticipate it will have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its financial statements.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Stock Options and Warrants Granted to Employees and Nonemployees

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006.

Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of

PLANKTOS CORP.

(formerly Diatom Corporation)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

assets, liabilities, revenues, and expenses. Such

estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2005, the Company incurred payables to a shareholder for unsecured, non-interest bearing advances in the amount of $99,541. In December 2006, this debt was assigned to a related party.

Also during 2005, various shareholders advanced $836,856 to the Company to assist with cash flow needs, and the Company issued 78,711,311 shares of common stock in satisfaction of this debt.

During 2005, officers of the Company cancelled 70,500,000 shares of their common stock.

During 2006, the Company received loan advances of $74,970 from a related party. These loans bear no interest and are unsecured. During December 2006, this related party purchased the debt of $99,541 from a former related party, as described above. The Company plans on repaying these loans from future equity financings.

NOTE 4– CAPITAL STOCK

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization on December 10, 1998, the Company issued 300 shares of common stock for a total of $20,000 cash.

In June 2005, the Company issued 78,711,311 shares of its common stock to a related party for settlement of debt valued at $997,010.   During August 2005, officers of the Company canceled 70,500,000 shares of common stock. Also in 2005, the Company issued 1,500,000 shares of its common stock to a related party for cash of $250,000 and issued 600,000 shares of common stock to a non-related party for cash of $80,000.

During 2006, there were no issuances of common stock.

Subsequent to December 31, 2006, the Company effected a 1:1.5 forward split of its common stock. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the 1:1.5 forward stock split.

PLANKTOS CORP.

(formerly Diatom Corporation)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 5 – MARKETING RIGHTS AND COMMITMENTS

On August 17, 2005, the Company entered an agreement with Planktos, Inc. (an unrelated business) to buy perpetual marketing rights and intellectual property rights from Solar Energy Limited, in exchange for developmental funding and a royalty agreement. The purchase price was $250,000 cash, on closing, plus additional funding commitments.

Pursuant to the marketing agreement, the Company committed to provide 25% of the cost of the prove-out phase of the development. This commitment is estimated to be $322,500.

The $250,000 already paid by the Company is part of this commitment, leaving $72,500 remaining to fund the prove-out. Solar Energy and its subsidiary, Planktos, Inc., are contractually delegated to fund the remaining 75% of the prove-out phase estimated at $967,750.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company impaired, at December 31, 2006, the entire $250,000 paid for the perpetual marketing rights and intellectual property rights from Solar Energy, Limited.

On October 19, 2006, the Company tendered an offer to acquire 100% of Planktos, Inc. The offer is subject to the Company providing working capital sufficient to permit Planktos, Inc. to achieve its production goals. According to the offer, the Company will issue 30,000,000 shares of its common stock in exchange for all of the issued and outstanding common stock in Planktos, Inc. See Note 9.

NOTE 6 – CONCENTRATIONS

Bank Accounts

The Company maintains its cash accounts in a single commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States.

NOTE 7 – INCOME TAXES

At December 31, 2006, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $1,129,615 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2006. The significant components of the deferred tax asset at December 31, 2006 and 2005 were as follows:

                                                                     December 31, 2006       December 31, 2005
                                                                     -------------------     ------------------
                                                                     -------------------     ------------------
Net operating loss carryforward                                  $           1,129,615   $          1,117,105

Deferred tax asset valuation allowance                                     (1,129,615)            (1,117,105)
                                                                     -------------------     ------------------
                                                                     -------------------     ------------------
Deferred tax asset                                               $                    -  $                   -
                                                                     ===================     ==================

PLANKTOS CORP.

(formerly Diatom Corporation)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2006

At December 31, 2006, the Company has net operating loss carryforwards of approximately $3,322,398, which expire in the years 2019 through 2021. The Company recognized approximately $250,000 of losses from the write down of marketing rights in fiscal 2006, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from prior year to current was $12,510.

NOTE 8 — SUBSEQUENT EVENTS

In January 2007, the Company completed a private placement for 2,885,000 units at $0.40 per unit for cash proceeds of $1,154,000. Each unit consists of one common share and one share purchase warrant exercisable into one common share at $0.40 for a period of two years.

In January 2007, the Company purchased the research vessel “Weatherbird II” for $800,000 to further the development of its ocean plankton restoration technology.

In January 2007, the Company repaid $102,000 of a related party loan payable outstanding at year end 2006.

On January 12, 2007, the Company entered into a securities exchange agreement and plan of exchange with Solar Energy, Ltd. to acquire 100% ownership of Planktos, Inc. (a subsidiary of Solar) in exchange for an aggregate of 45,000,000 shares of common stock of Planktos Corp., and the fulfillment of certain conditions on or before closing. The conditions include: (a) making available working capital of no less than $1,000,000 to Planktos on or before the acquisition is completed, (b) cancellation of 45,000,000 shares of issued and outstanding common share capital on or before the acquisition is completed, and (c) obtaining shareholder approval of the transaction. The transaction has not yet obtained shareholder approval.

In February 2007, the Company completed a private placement for 838,333 units at $0.60 per unit for cash proceeds of $503,000. Each unit consists of one common share and one share purchase warrant exercisable into one common share at $0.75 for a period of two years.

On March 8, 2007, the Company effected a 1:1.5 forward split of its common stock and amended its articles of incorporation to reflect a name change from “Diatom Corporation” to “Planktos Corp.” in anticipation of closing on the terms of the Securities Exchange Agreement and Plan of Exchange.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 31, 2007, the Company received notice of Chisholm Bierwolf & Nilson, LLC’s (“Chisholm”) decision to resign as our independent registered public accounting firm.

The reports of Chisholm on the consolidated financial statements of the Company as of and for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2005 and 2004, and through January 31, 2007, there were no disagreements with Chisholm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chisholm, would have caused Chisholm to make reference to the subject matter of the disagreement in its reports on the Company’s consolidated financial statements for such periods.

On January 31, 2007, upon the authorization and approval of the board of directors, the Company engaged Williams & Webster, P.S. (“Williams”) as our independent registered public accounting firm.

No consultations occurred between the Company and Williams during the years ended December 31, 2005 and 2004 and through January 31, 2007 regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company’s financial statements, or other information provided that was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as our chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

NAME	AGE	POSITION
Russ George	57	chief executive officer, chief financial officer, principal accounting officer and director
Robert Fisher	57	director
Joel Dumaresq	42	director

Russ George was appointed to the Company’s board of directors and as the Company’s sole executive officer on March 13 of 2007. Mr. George will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Mr. George’s experience includes a classical education in ecology followed by business experience in life resource industries. He founded Coast Range Enterprises an eco-restoration forestry company in the early 70‘s, worked for various Canadian governments in environmental management positions in Energy Mines and Petroleum Resources, Environmental Ministries and Ocean Fisheries and then returned to the private sector. In addition to his original field of expertise in ecology Mr. George has also become a recognized expert in advanced nuclear physics especially as that work pertains to quantum state fusion processes. He is a frequent invited speaker at international conferences in various fields of science and has also presented seminars at some of the world’s most prestigious scientific institutes including the US Naval Research Laboratory, Los Alamos National Laboratory, NASA Ames and NASA Lewis, General Atomics, Lawrence Livermore National Laboratory, Pacific Northwest National Laboratory, Lockheed Martin, the Electric Power Research Institute, Canadian Institute of Energy, and many universities both in North America and abroad. He has given scientific papers both invited and submitted to conferences of the American Chemical Society, American Physical Society, American Nuclear Society, Electron Microscopy Society, and American College of Nephrology.

Robert Fisher was appointed to the Company’s board of directors on December 12, 2006 and subsequently as sole executive officer on December 15, 2006, which positions he resigned on March 17, 2006. Mr. Fisher will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Mr. Fisher graduated from Trinity College Dublin University with MA, BA and B.Comm degrees and qualified as a Canadian Chartered Accountant. He has over 20 years experience working in real estate development and the hospitality industry. Most recently Mr. Fisher was the president of International RV Resort Management Consultants, Inc. based in Vancouver, British Columbia and Spokane, Washington and was responsible for the development and management of RV parks in Washington and California. Prior to that, he was the vice-president of development for Onterra RV Resorts, Inc., a Vancouver, British Columbia and San Francisco, California based company that acquired and repositioned RV resorts in several California locations. He has also acted as a partner and consultant to various retail, investment and hotel development projects in Canada and the United States.

Joel Dumaresq was appointed to the Company’s board of directors on March 13, 2007. Mr. Dumaresq will serve as a director until the next annual meeting of the Company’s shareholders and until such time as a successor is elected and qualified.

Mr. Dumaresq is currently a senior partner at Matrix Partners, Inc. a Vancouver, British Columbia based merchant banking and private equity firm with over twenty years experience in the finance sector. Working with Matrix, Mr. Dumaresq has been involved in financings, buyouts, mergers, and the acquisition of small, medium and large business enterprises. Prior to joining Matrix, Mr. Dumaresq was involved in public sector corporate financings and has prior public company experience.

Board of Directors Committees

The board of directors has established an audit committee but is yet to adopt a definitive charter. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities.

The board of directors has not established a compensation committee.

Code of Ethics

The Company has not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. A Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company intends to adopt a Code of Ethics.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of certain individuals who during the period ended December 31, 2006 were either officers or directors of the Company or were beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

o Gabriela Sameniego failed to file on Form 3, 4 or 5 despite owning in excess of 10% of the Company’s common stock;

o Robert Fisher failed to file on Form 3 or 5 despite being appointed an officer and director of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our sole executive officer. Since the Company is in the development stage company no salary is paid to retain the services of our executive officers. In the event the Company determines to compensate our executive officer in the future the amount of that consideration will be determined in accordance with market forces and availability of funding; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current lack of a compensatory program is appropriately suited for our current objectives, we may implement a compensation program to include a salary for our executive officer and any additional future executive employees, which compensation may include options and other compensatory elements.

Table

The following table provides summary information for the years 2006, 2005 and 2004 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Fisher *	2006	-	-	-	-	-	-	-	-
J Dan Sifford **	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

* Former chief executive officer, chief financial officer, principal accounting officer who resigned March 13, 2007

** Former chief executive officer, chief financial officer, principal accounting officer who resigned December 15, 2006

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor does the Company have any “Post Employment Payments” except for the payment of $10,000 and 50,000 restricted common shares valued at $50,000 on the date of authorization, March 13, 2007, to Robert Fisher in connection with services rendered as an officer of the Company.

Directors receive no compensation for their services as directors in 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the ownership of the Company’s common stock as of April 11, 2007, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 11, 2007, there were 83,023,873 shares of common stock issued and outstanding.

Title of Class	Name and Address	Shares	% of Class
Common	Russ George CEO, CFO, PAO, Aand director 1181 Chess Drive, Suite H Foster City, California 944404	0	0
Common	Robert Fisher, director 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	50,000	<1
Common	Joel Dumaresq 145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2	0	0
Common	Gabriela Sameniego Ave Ricardo J. Alfaro, Sun Tower Mall 59 Panama City, Panama	34,500,000	41.6
Common	Investment Track Group Avenida Fredrico Boyd P.O. Box 8807, Panama City, Panama	5,489,738	6.6
	All executive officers and directors as a group (3)	50,000	<1

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 25 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Williams & Webster, P.S., provided audit services in connection with its annual report for the fiscal year ended December 31, 2006. The aggregate fees billed by Williams & Webster for the audit of the Company’s financial statements was $15,000 in 2006.

Audit Related Fees

Williams & Webster, P.S., billed to the Company no fees in 2006 for professional services that are reasonably related to the audit of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Chisholm, Bierwolf & Nilson, LLC, billed to the Company no fees in 2005 for professional services that are reasonably related to the audits or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Williams & Webster, P.S., billed to the Company no fees in 2006 for professional services rendered in connection with the preparation of the Company's tax return for the period.

Chisholm, Bierwolf & Nilson, LLC, billed to the Company no fees in 2005 for professional services rendered in connection with the preparation of the Company’s tax return for the period.

All Other Fees

Williams & Webster, P.S., billed to the Company no fees in 2006 for professional services rendered or any other services not disclosed above.

Chisholm, Bierwolf & Nilson, LLC, billed to the Company no fees in 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company did not have a standing audit committee at the time its respective auditors were engaged. Therefore, all services provided to the Company by Williams & Webster, P.S. and Chisholm, Bierwolf & Nilson, LLC, as detailed above, were pre-approved by the Company’s board of directors. Williams & Webster, P.S. and Chisholm, Bierwolf & Nilson, LLC, performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of April 2007.

Planktos Corp. /s/ Russ George By: Russ George Its: Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Russ George Russ George	Director	April 11, 2007
/s/ Robert Fisher Robert Fisher	Director	April 11, 2007
/s/ Joel Dumaresq Joel Dumaresq	Director	April 11, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation (incorporated by reference to the Company's Form 10-SB filed with the Commission on January 31, 2000)
3(ii)	*	By-laws (incorporated herein by reference to the Company's Form 10-SB filed with the Commission on January 31, 2000)
10(i)	*

Iron-Fertilization Prove-Out and Purchase Agreement with Solar Energy Limited, dated August 17, 2005 (incorporated by reference to the Company's Form 10-QSB/A filed with the Commission on September 7, 2005)

10(ii)	*	Securities Exchange Agreement and Plan of Exchange with Solar Energy Limited dated January 12, 2007 (incorporated by reference to the Company's Form 8-K filed with the Commission on January 19, 2007)
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference