Form 10KSB/A
period 2006-12-31
PLANKTOS CORP
filed 2007-04-18
CIK 1076505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Yes   X                No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A  [ ].

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

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2006, are attached hereto as pages F-1 through F-18.

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

                                                   Consolidated Financial Statements
                                                      December 31, 2006 and 2005

                                                               Contents

Report of Independent Registered Public Accounting Firm                                                F-2

Report of Independent Registered Public Accounting Firm                                                F-3

Balance Sheets                                                                                         F-4

Statements of Operations                                                                               F-5

Statements of Stockholders' Equity                                                                     F-6

Statement of Cash Flows                                                                                F-9

Notes to the Financial Statements                                                                     F-11

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

/s/ Williams & Webster

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Diatom Corporation (formerly GYK Ventures, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheet of Diatom Corporation (a development Stage company) as of December 31, 2005 and the related statements of operations, Stockholders' deficit and cash flows for the year then ended and from inception on December 10, 1998 through December 31, 2005. These financial Statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements Based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable Assurance about whether the financial statements are free of material misstatement. The Company is Not required to have, nor were we engaged to perform, and audit of its internal control over financial Reporting. Our audit included consideration of internal control over financial reporting as a basis for Designing audit procedures that are appropriate in the circumstances, but not for the purpose of Expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence Supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the Accounting principles used and significant estimates made by management, as well as evaluating the Overall financial statement presentation. We believe that our audit provides a reasonable basis for our Opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diatom Corporation (a development stage company) as of December 31, 2005 and the results of its operations and cash flows for the year then ended, and from inception on December 10, 1998 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue As a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses and lack of working capital raise substantial doubt about its ability to continue as a Going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

/s/ Chisholm Bierwolf & Nilson LLC

Chisholm, Bierwolf & Nilson LLC

Bountiful, Utah

April 12, 2006

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 25 of this Form 10-KSB/A, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Williams & Webster, P.S., provided audit services in connection with its annual report for the fiscal year ended December 31, 2006. The aggregate fees billed by Williams & Webster for the audit of the Company’s financial statements was $15,000 in 2006.

Chisholm, Bierwolf & Nilson, LLC, provided audit services in connection with its annual report for the fiscal year ended December 31, 2005. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLC for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $  12,000 in 2006 and $ 7,000 in 2005.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of April 2007.

Planktos Corp. /s/ Russ George By: Russ George Its: Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Russ George Russ George	Director	April 17, 2007
/s/ Robert Fisher Robert Fisher	Director	April 17, 2007
/s/ Joel Dumaresq Joel Dumaresq	Director	April 17, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation (incorporated by reference to the Company's Form 10-SB filed with the Commission on January 31, 2000)
3(ii)	*	By-laws (incorporated herein by reference to the Company's Form 10-SB filed with the Commission on January 31, 2000)
10(i)	*

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