Form 10QSB
period 2007-03-31
PLANKTOS CORP
filed 2007-05-15
CIK 1076505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-31390

PLANKTOS CORP.
(formerly "Diatom Corporation")

(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	68-0423301 (IRS Employer Identification Number)

145-925 West Georgia Street, Vancouver, British Columbia V6C 3L2
(Address of Principal Executive Office)          (Zip Code)

(604) 669-4771
(Issuer’s telephone number)

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

Yes    X               No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 15, 2007 was 83,073,873.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company,” refers to Planktos Corp. (formerly “Diatom Corporation”), a Nevada corporation and its predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)
BALANCE SHEETS
---------------------------------------------------------------------------- -- --- ------------------- --- --------------
------ --- --- ------------------------------------------------------------- -- --- ------------------- --- --------------

                                                                                      March 31, 2007        December 31,
                                                                                       (unaudited)              2006
                                                                                    -------------------     --------------
ASSETS
       CURRENT ASSETS

           Cash                                                                  $             238,184   $         67,121
           Advances receivable - related party                                                 485,823              5,824
                                                                                    -------------------     --------------

               Total Current Assets                                                            724,007             72,945
                                                                                    -------------------     --------------

       PROPERTY AND EQUIPMENT

           Vessels and equipment, net                                                          805,434                  -
                                                                                    -------------------     --------------

               Total Other Assets                                                              805,434                  -
                                                                                    -------------------     --------------

       TOTAL ASSETS                                                              $           1,529,441   $         72,945
                                                                                    ===================     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       CURRENT LIABILITIES

           Accounts payable                                                      $               3,872   $            245

           Loan payable - related party                                                         97,511            174,511
                                                                                    -------------------     --------------

               Total Current Liabilities                                                       101,383            174,756
                                                                                    -------------------     --------------

       COMMITMENTS AND CONTINGENCIES                                                                 -                  -
                                                                                    -------------------     --------------

       STOCKHOLDERS' EQUITY (DEFICIT)
           Common stock, authorized 1,000,000,000 shares
             of $0.001 par value, issued and outstanding 83,073,838

             at March 31, 2007 and 77,438,838 at December 31, 2006                              83,074             77,439
           Additional paid-in capital                                                        5,086,513          3,393,148
           Deficit accumulated during development stage                                    (3,741,529)          (3,572,398)
                                                                                    -------------------     --------------

               Total Stockholders' Equity (Deficit)                                          1,428,058          (101,811)
                                                                                    -------------------     --------------

       TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)                     $           1,529,441   $         72,945
                                                                                    ===================     ==============

                     The accompanying condensed notes are an integral part of these interim financial statements.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
-------------------------------------------------- ----------------------- -- -------------- --- ---------------------
---- -- ------------------------------------------ ----------------------------------------- --- ---------------------

                                                                                                    From Inception
                                                          For the Three Months Ended             (December 10, 1998)
                                                                  March 31,                               to
                                                   -----------------------------------------
                                                    2007 (unaudited)       2006 (unaudited)         March 31, 2007
                                                                                                     (unaudited)
                                                   -------------------     -----------------     ---------------------

REVENUES                                               $            -            $        -       $                 -

OPERATING EXPENSES

     General and administrative                               169,131                12,815                 3,488,670
                                                   -------------------     -----------------     ---------------------

        Total Operating Expenses                              169,131                12,815                 3,488,670
                                                   -------------------     -----------------     ---------------------

LOSS FROM OPERATIONS                                        (169,131)              (12,815)               (3,488,670)
                                                   -------------------     -----------------     ---------------------

OTHER INCOME (EXPENSE)

     Loss on sale of securities                                     -                     -                  (12,108)

     Gain on settlement of debt                                     -                     -                     9,249

     Write down of marketing rights                                 -                     -                 (250,000)
                                                   -------------------     -----------------     ---------------------

        Total Other Income (Expense)                                -                     -                 (252,859)
                                                   -------------------     -----------------     ---------------------

NET LOSS BEFORE INCOME TAX                                  (169,131)              (12,815)               (3,741,529)

INCOME TAX EXPENSE                                                  -                     -                         -
                                                   -------------------     -----------------     ---------------------

NET LOSS                                                   $(169,131)            $ (12,815)                 (3,741,529)
                                                   ===================     =================     =====================

NET LOSS PER SHARE                                    $           nil              $    nil                $     (0.10)
                                                   ===================     =================     =====================

WEIGHTED AVERAGE NUMBER OF

 COMMON SHARES OUTSTANDING                                 83,073,838            76,840,029                38,160,364
                                                   ===================     =================     =====================

                     The accompanying condensed notes are an integral part of these interim financial statements.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
----------------------------------------------------------- -- -- ------------------------------- --- --- -- --------------
---- -- --------------------------------------------------- -- -- ---------------------------------- ---- -----------------
                                                                                                           From Inception
                                                                     For the Three Months Ended            (December 10.
                                                                              March 31,                       1998) to
                                                                  ----------------------------------
                                                                       2007               2006             March 31, 2007
                                                                   (unaudited)         (unaudited)          (unaudited)
                                                                  ---------------     --------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $       (169,131)  $        (12,815)   $        (3,741,529)
Adjustments to reconcile net loss to net cash
 (used) in operating activities:

     Depreciation                                                          8,707                  -                  8,707

     Stock issued for services                                            43,000                  -              1,524,000

     Warrant expense                                                           -                  -                500,347

     Loss on sale of securities                                                -                  -                 12,108

     Write down of marketing rights                                            -                  -                250,000

     Gain on settlement of notes receivable                                    -                  -                (9,249)

    (Increase) decrease in advances receivable                        (479,999)                  -                (485,823)

     Increase (decrease) in accounts payable                               3,627                424                  3,872

     Increase (decrease) in accounts payable related party                     -                  -                179,936
                                                                  ---------------     --------------      -----------------
        Net Cash (Used in) Operating Activities                        (593,796)           (12,391)              (1,757,781)
                                                                  ---------------     --------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of securities                                          -                  -                    492

     Purchase of marketing rights                                              -                  -                (250,000)

     Purchase of vessel and other assets                               (814,141)                  -                (814,141)

     Payment on notes receivable                                               -                  -                  (3,351)
                                                                  ---------------     --------------      -----------------
        Net Cash (Used in) Investing Activities                        (814,141)                                 (1,067,000)
                                                                                                  -
                                                                  ---------------     --------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Capital contributions                                                     -                  -                 1,500

     Issuance of common stock for cash                                 1,656,000                  -              2,023,800

     Repayment of loan payable                                         (175,000)                  -               (100,030)

     Proceeds from officer                                                     -                  -                201,839

     Proceeds from notes payable - related party                          98,000                  -                934,706

     Proceeds from subscription receivable                                     -                  -                  1,000
                                                                  ---------------     --------------      -----------------
        Net Cash Provided by Financing Activities                      1,579,000                                 3,062,965
                                                                                                  -
                                                                  ---------------     --------------      -----------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       171,063             (12,391)              238,184

CASH AT BEGINNING OF YEAR                                                 67,121             34,768                      -
                                                                  ---------------     --------------      -----------------
                                                                  ---------------     --------------      -----------------
CASH AT END OF YEAR                                            $         238,184  $          22,377   $            238,184
                                                                  ===============     ==============      =================
SUPPLIMENTAL CASH FLOW INFORMATION CASH PAID FOR:

        Interest                                                 $             -  $               -   $                  -
                                                                     ============     ==============      =================

        Income taxes                                             $             -  $               -   $                  -
                                                                     ============     ==============      =================
                     The accompanying condensed notes are an integral part of these interim financial statements.

PLANKTOS CORP.

(formerly Diatom Corporation)

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

In March 2007, the Company issued 50,000 shares of common stock to a director for services valued at $43,000.

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 1 – DESCRIPTION OF BUSINESS

Planktos Corp. (formerly Diatom Corporation) (“the Company”) was incorporated as eWorld Travel Corp on December 10, 1998 under the laws of the State of Nevada. On September 23, 2002, the Company changed its name to GYK Ventures, Inc. and on July 8, 2005, the Company changed its name again to Diatom Corporation. The Company originally was organized to provide internet-based travel services. The Company has not yet secured operations and is in the development stage according to Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate significant revenues.

Pursuant to a marketing agreement, the Company has acquired the marketing rights to an “Iron-Fertilization” technology used for the sequestration of CO2. The process is to remove carbon dioxide (CO2) from the atmosphere, and place it into a stable storage medium in planktons in the ocean. The Company intends to assist with the prove-out of the technology and then market the environmental CO2 reducer credits to companies required to assist in environmental improvement

On March 8, 2007, the Company amended its articles of incorporation to reflect a name change from “Diatom Corporation” to “Planktos Corp.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Diatom Corporation is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

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

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

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

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. For the year ended December 31, 2006, the Company impaired the entire $250,000 paid for the perpetual marketing rights and intellectual property rights from Solar Energy, Limited.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

Vessels

Vessels and other fixed assets, net are stated at cost less accumulated depreciation. Vessels and other fixed assets are depreciated when the asset is ready for its intended use.

Depreciation is calculated, based on cost, less estimated residual value, using the straight-line method, over the remaining economic life of each asset. The costs of significant replacements, renewals and betterments are capitalized and depreciated over the shorter of the assets remaining estimated useful life or the estimated life of the renewal or betterment. Expenditures for routine maintenance and repairs are expensed as incurred.

Following are the estimated useful lives of vessels and other fixed assets:

i.     Vessels —on a straight line basis over  25 years.

ii.     Marine equipment on a straight line basis from date of acquisition over a period of five years.

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

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

NOTE 3 – VESSEL AND EQUIPMENT

Vessel and equipment consist of the following at March 31, 2007 and December 31, 2006:

                                                                       March 31,        December 31,
                                                                         2007                2006

         Research Vessel "Weatherbird II"                         $          800,000  $                -
         Marine Equipment                                                     14,141                   -
                                                                             814,141                   -
         Accumulated Depreciation                                            (8,707)                   -
         Net Vessel and Equipment                                 $          805,434  $                -

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2005, the Company incurred payables to a shareholder for unsecured, non-interest bearing advances in the amount of $99,541. In December 2006, this debt was assigned to a related party.

On March 13, 2007, the Company issued 50,000 common shares to a director for services valued at $43,000.

During 2005, the Company received loan advances of $74,970 from a third party. These loans bear no interest and are unsecured. During December 2006,  related party purchased the debt of $99,541.

During the quarter ended March 31, 2007, the Company received an additional $98,000 from this related party. The Company additionally paid back $175,000 during the quarter. As of March 31, 2007, the Company owes this related party $97,511.

NOTE 5 – CAPITAL STOCK

Common Stock

The Company is authorized to issue 1,000,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

In January 2007 the Company completed a private placement for 4,327,500 units at $0.27 per unit for cash proceeds of $1,154,000. Each unit consists of one common share and one share purchase warrant exercisable into one common share at $0.27 for a period of two years.

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

In February 2007 the Company completed a private placement for 1,257,500 units at $0.40 per unit for cash proceeds of $502,000. Each unit consists of one common share and one share purchase warrant exercisable into one common share at $0.50 for a period of two years.

On March 8, 2007, the Company affected a 1:1.5 forward split of its common stock. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the 1:1.5 forward stock split.

On March 13, 2007, the Company issued 50,000 common shares for services valued at $43,000.

Warrants

A summary of the Company’s warrants at March 31, 2007 and December 31, 2006 and the changes for 2007.

                                                                            Weighted          Weighted
                                                                            Average           Average
                                                         Warrants           Exercise         Remaining
                                                     -----------------   ---------------  -----------------

      Balance, December 31, 2006
                                                                 -         $       -                  -
               Issued
                                                            5,585,000           0.32
               Exercised / Cancelled / Expired                   -                 -                  -
                                                     -----------------   ---------------  -----------------
                                                     -----------------   ---------------  -----------------

      Balance March 31, 2007                              5,585,000       $     0.32           1.80 years
                                                     =================   ===============  =================

NOTE 6 – MARKETING RIGHTS AND COMMITMENTS

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company impaired, at December 31, 2006, the entire $250,000 paid for the perpetual marketing rights and intellectual property rights from Solar Energy Limited.

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2007

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

NOTE 7 – CONCENTRATIONS

Bank Accounts

The Company maintains its cash accounts in a single commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The Company’s fiscal year end is December 31.

General

The Company was incorporated as eWorld Travel Corp on December 10, 1998 to provide internet-based travel services. The Company changed it name to GYK Ventures, Inc. on September 23, 2002, and to Diatom Corporation on July 8, 2005. Subsequent to the year ended December 31, 2006, we changed our name to Planktos Corp.

Description of Business

On August 17, 2005, the Company entered into an Iron-Fertilization Prove-Out and Purchase Agreement with Planktos, Inc. (“Planktos”) and its parent company, Solar Energy Limited (“Solar”) to provide developmental funding for Planktos’ “iron-fertilization” prove out program of its carbon dioxide (“CO2”) sequestration process. The process is designed to capture CO2 from the earth’s marine environment using a proprietary “iron fertilization” process to generate commercial quantities of verifiable carbon credits to meet global demands for CO2 reduction made part of international agreements such as the Kyoto Protocol. We agreed to provide up to 25% of the program’s cost in exchange for exclusive marketing and intellectual property rights to Planktos the marine based sequestration process. We advanced $250,000 pursuant to this agreement and anticipate that Planktos will initiate the “iron-fertilization” prove out program this year.

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

Planktos, Inc.

Planktos is a Foster City, California based business focused on reviving marine as well as land based ecosystem health and biodiversity with the intention to slow global climate change. Planktos has launched a two year pilot project series to restore hundreds of millions of tons of missing plankton plant life in the open seas that will sequester tens of millions of tons of carbon dioxide (“CO2”) in the deep ocean for centuries or more. On land, Planktos’ Hungarian subsidiary KlimaFa (translated as “Climate Forest”) intends to plant thousands of hectares of new, permanently protected, native forests or “climate parks” in the national parks system of the European Union and elsewhere.

Both ocean plankton and forest ecorestoration projects remove huge quantities of global warming CO2 from the atmosphere. Long term CO2 reductions can now be banked and traded like a commodity in international carbon markets. Consequently, Planktos’ business model will not only restore the planet’s most vital biological systems but will generate the largest volume of lowest cost greenhouse gas offsets or “carbon credits” available to commercial, governmental and green consumer clients.

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

Planktos’ initial calculations have determined that the introduction of one ton of iron results in the biological fixation of up to 100,000 tons of CO2. Moreover, this process has three additional benefits that help to restore ecosystems of the open ocean:

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

Plan of Operation

During the quarter ended March 31, 2007, the Company was involved in monitoring Solar’s efforts to implement the sea trials contemplated in the Iron-Fertilization Prove-Out and Purchase Agreement to confirm the effectiveness of the Planktos CO2 sequestration process, conducting a private placement of common stock with warrants attached and purchasing the research vehicle Weatherbird II. We are now focused on closing the acquisition of Planktos and the development of its business plan.

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

Results of Operations

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Virtually all of the capital raised to date has been allocated for general and administrative costs, financial obligations tied to the Iron-Fertilization Prove-Out and Purchase Agreement and the Securities Exchange Agreement and Plan of Exchange and the purchase of the research vessel Weatherbird II.

Net Losses

For the period from inception until March 31, 2007, the Company incurred a net loss of $3,741,529. Net losses for the three month period ended March 31, 2007 were $169,131 as compared to $12,815 for the three months ended March 31, 2006. The Company’s net losses are primarily attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during this period.

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

Liquidity and Capital Resources

As of March 31, 2007, the Company had current assets totaling $724,007 and a working capital surplus of $622,624. These assets consist of cash on hand of $238,184 and advances receivable of $485,823. Net stockholders’ equity in the Company was $1,428,058 at March 31, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $1,757,781 for the period from inception to March 31, 2007. Cash flow used in operating activities for the three month period ended March 31, 2007 was $593,796 as compared to $12,391 for the three months ended March 31, 2006. The increase in cash flow used in operating activities in the current three month period was due primarily to an increase in net losses and an increase in advances receivable.

Cash flow provided by financing activities was $3,062,965 for the period from inception to March 31, 2007. Cash flow provided by operating activities for the three month period ended March 31, 2007 was $1,579,000 as compared to $0 for the three months ended March 31, 2006. Cash flow provided by financing activities in the current three month period can be attributed to the sale of common stock on a private placement basis.

Cash flows used for investing activities was $1,067,000 for the period from inception to March 31, 2007. Cash flow used for investing activities for the three month period ended March 31, 2007 was $814,141 as compared to $0 for the three months ended March 31, 2006. Cash flow used for investing activities can be attributed to the purchase of the research vehicle Weatherbird II in the current three month period.

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

o uncertainties related to the Company's future business prospects;

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Form 10-KSB, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

Risks Related to Our Business

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1998, our operations have resulted in a continuation of losses and an accumulated deficit which reached $3,572,398 at December 31, 2006 that had increased to $3,741,529 at March 31, 2007. During fiscal 2006, we recorded a net loss of $169,131. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent upon the successful implementation of the company’s business model. Therefore, we may never be able to achieve profitability.

Our intended subsidiary will not likely be profitable in the next twelve months and may never be profitable.

Planktos is in the process of its iron-fertilization prove-out program and will not likely be profitable within the next twelve months. While the operation have very high potential profit, it cannot be assured that iron-fertilization will live up to our expectations. Therefore, the possibility of future profits by our intended subsidiary is purely speculative.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as our chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On January 11, 2007, the Company authorized the issuance of 2,133,750 shares of common stock with 2,133,750 purchase warrants attached valued at $0.27 per unit to Sunrise Alliance Holdings Limited, for cash consideration of $577,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On January 11, 2007, the Company authorized the issuance of 2,133,750 shares of common stock with 2,133,750 purchase warrants attached valued at $0.27 per unit to Roseaux Consulting, Inc., for cash consideration of $577,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On March 13, 2007, the Company authorized the issuance of 50,000 shares of common stock valued at $0.86 per share to Robert Fisher, a director and former officer of the Company, in consideration of services of $43,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree, a director and former officer of the Company, who was issued the stock for services rendered; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On April 5, 2007, the Company authorized the issuance of 315,000 shares of common stock with 315,000 purchase warrants attached valued at $0.40 per unit to Bank Sal. Oppenheim Jr. & Cie, for cash consideration of $126,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On April 5, 2007, the Company authorized the issuance of 312,500 shares of common stock with 312,500 purchase warrants attached valued at $0.40 per unit to Manorhill International, Inc., for cash consideration of $125,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On April 5, 2007, the Company authorized the issuance of 315,000 shares of common stock with 315,000 purchase warrants attached valued at $0.40 per unit to Affaires Financieres S.A., for cash consideration of $126,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On April 5, 2007, the Company authorized the issuance of 630,000 shares of common stock with 630,000 purchase warrants attached valued at $0.40 per unit to Affaires Financieres S.A., for cash consideration of $252,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who were outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 31 of this Form 10-QSB and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of May 2007.

PLANKTOS CORP.

/s/ Russ George

Russ George

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

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