Form 10QSB
period 2007-06-30
PLANKTOS CORP
filed 2007-08-21
CIK 1076505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-31390

PLANKTOS CORP.
(formerly "Diatom Corporation")

(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	68-0423301 (IRS Employer Identification Number)

1151 Triton Drive, Suite C, Foster City, California 94404
(Address of Principal Executive Office)          (Zip Code)

(650) 638-1975
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☑          No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐          No    ☑

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 20, 2007 was 83,673,873.

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

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
BALANCE SHEETS
	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$14,469	$67,121
Advances receivable	797,194	5,824

Total Current Assets	811,663	72,945

OTHER ASSETS
Vessels and other fixed assets, net of depreciation	796,727	-

Total Other Assets	796,727	-

TOTAL ASSETS	$1,608,390	$72,945

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$9,018	$245
Loan payable – related party	110,510	174,511

Total Current Liabilities	119,528	174,756

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 100,000,000 shares
of $0.001 par value, issued and outstanding 83,673,838
at June 30, 2007 and 77,438,838 at December 31, 2006	83,674	77,439
Additional paid-in capital	5,185,898	3,393,148
Deficit accumulated during development stage	(3,780,710)	(3,572,398)

Total Stockholders' Equity (Deficit)	1,488,862	(101,811)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,608,390	$72,945

The accompanying condensed notes are an integral part of these interim financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS					From Inception
					(December 10,
	For the Three Months Ended June 30, (unaudited)		For the Six Months Ended June 30, (unaudited)		1998) to June 30, 2007 (unaudited)
	2007	2006	2007	2006
REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative	39,181	-	208,312	12,815	3,527,851
Total Operating Expenses	39,181	-	208,312	12,815	3,527,851

LOSS FROM OPERATIONS	(39,181)	-	(208,312)	(12,815)	(3,527,851)

OTHER INCOME (EXPENSE)
Loss on sale of securities	-	-	-	-	(12,108)
Gain on settlement of debt	-	-	-	-	9,249
Write down of marketing rights	-	-	-	-	(250,000)
Total Other Income (Expense)	-	-	-	-	(252,859)

NET LOSS BEFORE INCOME TAX	(39,181)	-	(208,312)	(12,815)	(3,780,710)
INCOME TAX EXPENSE	-	-	-	-	-
NET LOSS	$ (39,181)	$ -	$ (208,312)	$ (12,815)	$ (3,780,710)

NET LOSS PER SHARE	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	83,273,838	77,438,838	82,947,588	77,438,838

The accompanying condensed notes are an integral part of these interim financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS			From Inception
			(December 10,
	For the Six Months Ended June 30, (unaudited)		1998) to June 30, 2007 (unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(208,312)	$(12,815)	$(3,780,710)
Adjustments to reconcile net loss to net cash
(Used) in operating activities:
Depreciation	17,414	-	17,414
Stock issued for services	43,000	-	1,524,000
Warrant expense	-	-	500,347
Loss on sale of securities	-	-	12,108
Write down of marketing rights	-	-	250,000
Gain on settlement of notes receivable	-	-	(9,249)
(Increase) decrease in advances receivable	(791,370)	-	(797,194)
Increase (decrease) in accounts payable	8,773	424	8,868
Increase (decrease) in related accounts payable	-	-	179,936
Net Cash (Used in) Operating Activities	(930,495)	(12,391)	(2,094,480)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of securities	-	-	492
Purchase of marketing rights	-	-	(250,000)
Purchase of vessel and other assets	(814,141)	-	(814,141)
Payment on notes receivable	-	-	(3,351)
Net Cash (Used in) Investing Activities	(814,141)	-	(1,067,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	-	-	1,500
Issued common stock for cash	1,755,985	-	2,123,785
Loan payable	(64,001)	-	10,969
Proceeds from officer	-	-	201,839
Proceeds from notes payable - related party	-	-	836,856
Proceeds from subscription receivable	-	-	1,000
Net Cash Provided by Financing Activities	1,691,984	-	3,175,949
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(52,652)	(12,391)	14,469
CASH AT BEGINNING OF PERIOD	67,121	34,768	-
CASH AT END OF PERIOD	$ 14,469	$ 22,377	$ 14,469
SUPPLIMENTAL CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

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

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Diatom Corporation (“the Company”) was incorporated as eWorld Travel Corp on December 10, 1998 under the laws of the state of Nevada. On September 23, 2002, the Company changed its name to GYK Ventures, Inc. and on July 8, 2005, the Company changed its name again to Diatom Corporation. The Company originally was organized to provide internet-based travel services. The Company has not yet secured operations and is in the development stage according to Financial Accounting Standards Board Statement No. 7.

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited financials statements should be read in conjunction with the audited financials statements for the year ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of results for the interim period presented. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

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

At June 30, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share was the same, at the reporting dates, as there were no common stock equivalents outstanding.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2007 and December 31, 2006.

Going Concern

As shown in the accompanying financial statements at June 30, 2007 and December 31, 2006, the Company had negative working capital, no revenues and an accumulated deficit. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

JUNE 30, 2007

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

Following are the estimated useful lives of vessels and other fixed assets:

i.	Vessels - on a straight line basis from date of acquisition over a period of 25 years.
ii.	Marine equipment on a straight line basis from date of acquisition over a period of five years.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition for results of operations.

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

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

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

NOTE 3 - VESSEL AND OTHER FIXED ASSETS

Vessel and other fixed assets consist of the following at June 30, 2007 and December 31, 2006:

June 30,	December 31,
2007	2006

Research Vessel “Weatherbird II”	$800,000	$-
Marine Equipment	14,141	-
814,141	-
Accumulated Depreciation	17,414	-
Net Vessel & Equipment	$796,727	$-

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2005, the Company incurred payables to a shareholder for unsecured, non-interest bearing advances in the amount of $99,541. In December 2006, this debt was assigned to related party.

On March 13, 2007, the Company issued 50,000 common shares to a director for services valued at $43,000.

During 2005, the Company received loan advances of $74,970 from a third party. These loans bear no interest and are unsecured. During December 2006, this related party purchased the debt of $99,541, as described above.

During the six months ended June 30, 2007, the Company received an additional $98,000 from this related party. The Company additionally paid back $162,000 during the six months ended June 30, 2007. As of June 30, 2007 the Company owes this related party $110,510.

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 5– CAPITAL STOCK

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

On March 8, 2007, the Company effected a 1:1.5 forward split of its common stock. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the 1:1.5 forward stock split.

On March 13, 2007, the Company issued 50,000 common shares for services valued at $43,000.

On June 26, 2007, the Company issued 600,000 common shares on the exercise of 600,000 purchase warrants at $0.1667 share for cash proceeds of $100,000.

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

Warrants

A summary of the Company’s warrants at June 30, 2007 and December 31, 2006 and the changes for 2007 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2006	600,000	$ 0.16	-
Issued	5,525,000	0.32	1.55
Exercised / Cancelled / Expired	(600,000)	0.16

Balance June 30, 2007	5,525,000	$ 0.32	1.55 years

NOTE 6 – MARKETING RIGHTS AND COMMITMENTS

On August 17, 2005, the Company entered an agreement with Planktos to buy perpetual marketing rights and intellectual property rights from Solar Energy, LTD, in exchange for developmental funding and a royalty agreement. The purchase price was $250,000 cash, on closing, plus additional funding commitments.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company impaired, at December 31, 2006, the entire $250,000 paid for the perpetual marketing rights and intellectual property rights from Solar Energy Ltd.

On January 12, 2007, the Company entered into a securities exchange agreement and plan of exchange with Solar Energy, Ltd. to acquire 100% ownership of Planktos, Inc. (a subsidiary of Solar) in exchange for an aggregate of 45,000,000 shares of common stock of Planktos Corp., and the fulfillment of certain conditions on or before closing. The conditions include: (a) making available working capital of no less than $1,000,000 to Planktos on or before the acquisition is completed, (b) cancellation of 45,000,000 shares of issued and outstanding common share capital on or before the acquisition is completed, and (c) obtaining shareholder approval of the transaction. The transaction obtained shareholder approval on May 31, 2007.

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

NOTE 7 – CONCENTRATIONS

Bank Accounts

The Company maintains its cash accounts in a single commercial bank. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States.

NOTE 8 - SUBSEQUENT EVENTS

On July 30, 2007, the Company filed an amendment with the Secretary of State of the State of Nevada to increase the number of its authorized common shares to 250,000,000 par value $0.001.

On August 9, 2007, the Company acquired Planktos, Inc. as a wholly owned subsidiary, pursuant to the closing of a securities exchange agreement and plan of exchange. The agreement, entered into on January 12, 2007 with Solar Energy Limited and the Company, provided for the acquisition of 100% ownership of Planktos, Inc. in exchange for an aggregate of 45,000,000 shares (post forward split, dated March 8, 2007) of our common stock and the fulfillment of certain conditions on or before closing, including the retirement of $1,180,000 of Planktos, Inc. payables to Solar Energy Limited. The agreement was closed pursuant to the written consent of approximately 57% of the Company’s shareholders as of May 31, 2007.

In satisfaction for the purchase price, the Company assumed all outstanding liabilities of Planktos, Inc. The fair market value of the assets acquired and the liabilities assumed were as follows:

Prepaid expenses and deposits	$5,000
___________
Total assets acquired	5,000

Accounts payable	16,000
Other current liabilities	23,000

Total liabilities acquired	39,000

Net liabilities acquired in excess of assets	$(34,000)

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

PLANKTOS CORP
JUNE 30, 2007
CONSOLIDATED STATEMENT OF OPERATIONS - PROFORMA

				PROFORMA
	Planktos Corp.	Planktos Inc.	Eliminations	CONSOLIDATED

	For the Three Months Ended

	June 30,	June 30,	June 30,	June 30,
	2007	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ -	$ -		$ -

OPERATING EXPENSES
General and administrative	39,181	356,158		395,339
Marketing and selling	-	-		-
Research and development		75,000		75,000
Vessel operating costs	-	311,418		311,418
Total Operating Expenses	39,181	742,576	-	781,757
LOSS FROM OPERATIONS	(39,181)	(742,576)	-	(781,757)

OTHER INCOME (EXPENSE)
Other income	-	9,352		9,352
Interest income	-	6		6
Charitable contribution	-	(27,500)		(27,500)
Interest expense	-	-		-
Write down of marketing rights	-	-		-
Total Other Income (Expense)	-	(18,142)	-	(18,142)
NET LOSS BEFORE INCOME TAX	(39,181)	(760,718)	-	(799,899)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$ (39,181)	$ (760,718)	$ -	$ (799,899)

PLANKTOS CORP.

(formally Diatom Corporation)

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2007

PLANKTOS CORP
JUNE 30, 2007
CONSOLIDATED STATEMENT OF OPERATIONS - PROFORMA

				PROFORMA
	Planktos Corp.	Planktos Inc.	Eliminations	CONSOLIDATED

	For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2007	2007	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative	208,312	652,729		861,041
Marketing and selling	-	-		-
Research and development	-	125,000		125,000
Vessel operating costs	-	517,767		517,767
Total Operating Expenses	208,312	1,295,496	-	1,503,808
LOSS FROM OPERATIONS	(208,312)	(1,295,496)	-	(1,503,808)

OTHER INCOME (EXPENSE)
Other income	-	9,652		9,652
Interest income	-	6		6
Charitable contribution	-	(27,500)		(27,500)
Interest expense	-	-		-
Write down of marketing rights	-	-		-
Total Other Income (Expense)	-	(17,842)	-	(17,842)
NET LOSS BEFORE INCOME TAX	(208,312)	(1,313,338)	-	(1,521,650)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$ (208,312)	$ (1,313,338)	$ -	$ (1,521,650)

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

On January 12, 2007, we entered into a Securities Exchange Agreement and Plan of Exchange with Solar to acquire 100% ownership of Planktos, in exchange for an aggregate of 45,000,000 shares of our common stock, and the fulfillment of certain conditions on or before closing. The conditions include that we (a) make available working capital of no less than $1,000,000 to Planktos on or before the acquisition is completed, (b) cancel 45,000,000 shares of our issued and outstanding common share capital on or before the acquisition is completed, and (c) obtain shareholder approval of the transaction. Shareholder approval of the acquisition was obtained on May 31, 2007.

On August 9, 2007, the Company concluded the terms of the Securities Exchange Agreement and Plan of Exchange dated January 12, 2007 pursuant to which we acquired Planktos as a wholly owned subsidiary from it former parent Solar in exchange for 45,000,000 shares or 53.78% of our outstanding common stock.

Planktos, Inc.

Planktos is a Foster City, California based business focused on reviving marine as well as land based ecosystem health and biodiversity with the intention to slow global climate change. Planktos has launched a two year pilot project series to restore hundreds of millions of tons of missing plankton plant life in the open seas that will sequester tens of millions of tons of CO2 in the deep ocean for centuries or more. On land, Planktos’ Hungarian affiliate KlimaFa (translated as “Climate Forest”) intends to plant thousands of hectares of new, permanently protected, native forests or “climate parks” in the national parks system of the European Union and elsewhere.

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

Rarely in history has a globally recognized environmental crises and a remedial technology emerged with such auspicious synchronicity. Planktos is pioneering natural science intensive marine and terrestrial ecorestoration regimes that affordably offer unprecedented gains for the climate, the biosphere and the company’s commercial objectives. Simply, restoring ocean plankton plant life to 1980’s levels of health will remove 3-4 billion tons of global warming CO2 and generate tens of billions of dollars in tradable carbon credit value.

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

Forests of the Ocean

Plankton in our oceans is well documented in its utilization of photosynthesis to absorb CO2. Planktos’ near-term commercial objective is to produce CER credits at a cost of less than $1 per ton utilizing proprietary technology designed to stimulate plankton growth in the world's oceans as a means by which to sequester (isolate from the atmosphere) CO2.

Specifically, Planktos expects to implement its program of sequestration by "iron fertilization" of the ocean, restoring this micronutrient that is vital for ocean plant growth and photosynthesis which is now scarce in marine waters. The iron is similar to that nature has delivered to sustain the oceans throughout history, but that has been on the decline for thirty years owing to changes in land use. The fertilization process is intended to trigger vast plankton blooms which will absorb the carbon in CO2, 30-40% of which sinks deep enough to be verified as sequestered

Planktos’ initial calculations have determined that the introduction of one ton of iron results in the biological fixation of up to 100,000 tons of CO2. Moreover, this process has three additional benefits that help to restore ecosystems of the open ocean:

▪	Support and restore diminished fish populations (additional plankton means more food)
▪	Adds to global O2 levels (more plankton results in more oxygen as some 60% of the earth’s O2 is produced by plankton)
▪	Preserves coral reefs by reducing the acidity of the oceans.

Planktos is committed to the implementation of the iron-fertilization prove out program during 2007

The process of stimulating plankton growth and the overall mission of Planktos can be viewed on its website: www.planktosinc.com .

Forests of the Land

A tree is composed of about 50% carbon which is produced by removing CO2 from the air through photosynthesis. KlimaFa is dedicated to afforestation and reforestation projects in Europe and the Americas. Studies are now underway to develop an ecologically sound indigenous species mix and planting model of flora to maximize wildlife habitat and biodiversity in the respective regions. KlimaFa is currently involved in several government-assisted carbon forest projects in Hungary that intend to restore native mixed growth forests in national parks and then afforest vast tracts of retired agricultural lands.

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

The science and news surrounding eco-restoration can be viewed on KilmaFa’s website: www.klimafa.com

Plan of Operation

During the six months ended June 30, 2007, the Company was involved in monitoring Solar’s efforts to implement the sea trials contemplated in the Iron-Fertilization Prove-Out and Purchase Agreement to confirm the effectiveness of the Planktos CO2 sequestration process, conducting a private placement of common stock with warrants attached and purchasing the research vehicle Weatherbird II. We have now closed the acquisition of Planktos and are intent on the development of its business plan.

Planktos, Inc.

Planktos is currently working with US and European marine research teams to plan and launch significant ocean iron fertilization projects during 2007. Initial efforts will be modest in scope and research-intensive, but are still designed to verifiably sequester carbon between hundreds of thousands and millions of tonnage per voyage.

Planktos expects to launch in 2007 the first of a series of up to 6 commercial scale ocean plankton blooms over 24 months designed to verifiably sequester a total of between 24 and 30 million tons of CO2. Post 2008 follow on projects include new ships, and larger blooms with a target of 250 million tons of verified CO2 sequestration by 2010.

Planktos, through its affiliate Klimifa, intends to initiate the planting of thousands of hectares of new, permanently protected, native forests or “climate parks” in Europe this year.

Planktos is approaching this work with an array of qualifications:

•	Years of experience in the basic science of the field;
•	Collaborative arrangements and working relationships with internationally recognized marine science project partners required for certification;
•	Sustainable resource maximization plan designs;
•	Expertise in resource value computation and certification procedures;
•	Market access for resource monetization and trade; and
•	Experience in structuring all preceding factors into viable binding business plans.

Our plan of operation for Planktos will require $1,500,000 in funding over the next 12 months. We are confident that the funds required to complete the “iron fertilization” prove out phase of the Planktos business model will be made available from additional debt or equity financings tied our common stock.

Results of Operations

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Virtually all of the capital raised to date has been allocated for general and administrative costs, financial obligations tied to the Iron-Fertilization Prove-Out and Purchase Agreement, the Securities Exchange Agreement and Plan of Exchange and the purchase of the research vessel Weatherbird II.

Net Losses

For the period from inception until June 30, 2007, the Company incurred a net loss of $3,780,710. Net losses for the three month period ended June 30, 2007 were $39,181 as compared to $0 for the three months ended June 30, 2006. Net losses for the six month period ended June 30, 2007 were $208,312 as compared to $12,815 for the six months ended June 30, 2006. The Company’s net losses are attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during this period.

The Company expects to continue to incur losses through the year ended 2007

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to December 31, 2006.

Liquidity and Capital Resources

As of June 30, 2007, the Company had current assets totaling $811,663 and a working capital surplus of $692,135. These assets consist of cash on hand of $14,469 and advances receivable of $797,194. Net stockholders' equity in the Company was $1,488,862 at June 30, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $2,094,480 for the period from inception to June 30, 2007. Cash flow used in operating activities for the six month period ended June 30, 2007 was $930,495 as compared to $12,391 for the six months ended June 30, 2006. The increase in cash flow used in operating activities in the current six month period was due primarily to an increase in net losses and an increase in advances receivable.

Cash flow provided by financing activities was $3,175,949 for the period from inception to June 30, 2007. Cash flow provided by financing activities for the six month period ended June 30, 2007 was $1,691,984 as compared to $0 for the six months ended June 30, 2006. Cash flow provided by financing activities in the current six month period can be attributed to the sale of common stock on a private placement basis.

Cash flows used for investing activities was $1,067,000 for the period from inception to June 30, 2007. Cash flow used for investing activities for the six month period ended June 30, 2007 was $814,141 as compared to $0 for the six months ended June 30, 2006. Cash flow used for investing activities can be attributed to the purchase of the research vehicle Weatherbird II in the current six month period.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months and it will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding will be available or available to the Company on acceptable terms. In addition, any equity financing would result in dilution to the Company shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities or other financial or operational matters.

The Company’s shareholders will be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain adequate funds will adversely affect our operations and the ability to implement is plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment except those operational purchases required to equip the Weatherbird II for anticipated sea voyages.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of June 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the ability of the Company to generate revenues to fund future operations;
•	the volatility of the stock market and;
•	general economic conditions.

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

Since our inception in 1998, our operations have resulted in a continuation of losses and an accumulated deficit which reached $3,572,398 at December 31, 2006 that had increased to $3,780,710 at June 30, 2007 During fiscal 2006, we recorded a net loss of $169,131 The Company has never realized revenue from operations. Our only expectation of future profitability is dependent upon the successful implementation of the company’s business model. Therefore, we may never be able to achieve profitability.

Planktos will not likely be profitable in the next twelve months and may never be profitable.

Planktos is in the process of implementing its iron-fertilization prove-out program and is not expected to be profitable within the next twelve months. While the prove out program can hypothetically produce profits, we cannot be assured that iron-fertilization will live up to our expectations or that revenue will ever be produced as a result of our attempts to sequester carbon credits.

We will need additional financing to fund Planktos.

We will need additional capital to fund Planktos to completion of its iron-fertilization prove-out program. In our efforts to raise capital or obtain additional financing, we may be obligated to issue additional shares of common stock or warrants or other rights to acquire common stock on terms that will result in dilution to existing shareholders or place restrictions on operations. If adequate funds are not available our ability to fund Planktos will be significantly limited.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2008, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2007 Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On June 26, 2007, the Company authorized the issuance of 600,000 shares of common stock on the exercise of 600,000 purchase warrants attached valued at $0.1667 per share to Anitha Vasireddi, for cash consideration of $100,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was one offeree who was issued the stock for cash consideration on the exercise of warrants; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

On May 31, 2007, the holders of a majority of the outstanding shares of our common stock entitled to vote executed a written consent in accordance with the provisions set forth in Title 7, Article 78, Section 390 of the Nevada Revised Statutes andArticle II, Section 10 of the Corporation's bylaws to approve the agreement to acquire Planktos and an increase in the number of our authorized common shares to 250,000,000. As of the record date, we had 83,073,873 shares of common stock issued and outstanding that was entitled to vote, with each share of common stock entitled to one vote. The holders of 47,392,238 shares of our outstanding common shares, representing approximately 57% of the votes entitled to be cast, approved both the acquisition of Planktos and the increase in the number of authorized common shares.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 29 of this Form 10-QSB and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 20th day of August 2007.

PLANKTOS CORP.

/s/ Russ George
Russ George

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)(a)	*	Articles of Incorporation (incorporated by reference to the Corporation’s	Form

10-SB filed with the Commission on January 31, 2000)

3(i)(b)	* Amendment of the Corporation’s Articles of Incorporation (incorporated by reference to the Corporation’s Form 8-K filed with the Commission on September 24, 2002)

3(i)(c) *	Amendment of the Corporation’s Articles of Incorporation (incorporated by reference to the Corporation’s Form 8-K filed with the Commission on August 10, 2007)

3(i)(d) *	Amendment of the Corporation’s Articles of Incorporation (incorporated by reference to the Corporation’s Form 8-K filed with the Commission on August 10, 2007)

3(i)(e) *	Amendment of the Corporation’s Articles of Incorporation (incorporated by reference to the Corporation’s Form 8-K filed with the Commission on August 10, 2007)

3(ii) *	By-laws (incorporated herein by reference to the Corporation’s Form 10-SB filed with the Commission on January 31, 2000)

10(i) *	Iron-Fertilization Prove-Out and Purchase Agreement with Solar, dated August 17, 2005 (incorporated by reference to the Corporation’s Form 10-QSB/A filed with the Commission on September 7, 2005)

10(ii) *	Securities Exchange Agreement and Plan of Exchange with Solar, dated January 12, 2007 (incorporated by reference to the Corporation’s Form 8-K filed with the Commission on January 19, 2007)

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.