Form 10QSB
period 2007-09-30
PLANKTOS CORP
filed 2007-12-10
CIK 1076505

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-28429

PLANKTOS CORP

(formerly “Diatom Corporation”)

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	68-0423301 (I.R.S. Employer Identification No.)

1151 Triton Drive, Suite C, Foster City, California 94404

(Address of principal executive office) (Zip Code)

(650) 638-1975

(Issuer’s telephone number)

Check whether the Company: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock) as of December 7, 2007 was 84,751,838.

PART I

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refers to Planktos Corp. (formerly “Diatom Corporation”), a Nevada corporation, and our subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PLANKTOS CORP (formerly Diatom Corporation) (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$586,712	$154,238
Misc receivables	4,567	-
Prepaid expenses	3,374	7,162
Advances receivable	76,045	86,956

Total Current Assets	670,698	248,356

OTHER ASSETS
Vessels and other fixed assets, net of depreciation	796,727	-
Deposits	4,720	4,720

Total Other Assets	801,447	4,720

TOTAL ASSETS	$1,472,145	$253,076

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$49,159	$1,071
Other accrued liabilities	2,494	6,501
Accrued interest payable – related parties	17,951	-
Payable to affiliates	-	5,824
Loan payable – related parties	497,511	939,750

Total Current Liabilities	567,115	953,146

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 250,000,000 shares of $0.001 par value, 84,751,838 and 77,438,838 issued and outstanding respectively	84,752	77,439
Additional paid-in capital	3,433,014	(36,238)
Deficit accumulated during development stage	(2,612,736)	(741,271)

Total Stockholders' Equity (Deficit)	905,030	(700,070)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,472,145	$253,076

The accompanying condensed notes are an integral part of these interim financial statements.

PLANKTOS CORP (formerly Diatom Corporation) (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
							From Inception
							(February 11, 2005
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,			to September 30, 2007)
	(unaudited)			(unaudited)			(unaudited)
	2007		2006	2007	2006
REVENUES	$-		$-	$-	$-		$-

OPERATING EXPENSES
Vessel operating expenses	172,702		-	690,469	-		690,469
Research and development	100,000		5,000	225,000	30,400		267,660
General and administrative	281,408		143,688	934,138	407,611		1,667,288
Total Operating Expenses	554,110		148,688	1,849,607	438,011		2,625,417

LOSS FROM OPERATIONS	(554,110)		(148,688)	(1,849,607)	(438,011)		(2,625,417)

OTHER INCOME (EXPENSE)
Other income (expense)	13,606		-	23,258	8,742		34,377
Other income- related party	-		-	-	21,000		61,000
Interest income	328		1,423	334	1,423		3,856
Interest expense	(17,951)		(7,061)	(17,951)	(29,954)		(59,052)
Other expenses	-		-	(27,500)			(27,500
Total Other Income (Expense)	(4,017)		(5,638)	(21,859)	1,211		12,681

NET LOSS BEFORE INCOME TAX	(558,127)		(154,326)	(1,871,466)	(436,800)		(2,612,736)
INCOME TAX EXPENSE	-		-	-	-		-
NET LOSS	$(558,127)		$(154,326)	$(1,871,466)	$(436,800)		$(2,612,736)

NET LOSS PER SHARE	$0.01	$	nil	$0.02	$0.01	$
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	84,751,838		77,438,838	84,751,838	77,751,838

The accompanying condensed notes are an integral part of these interim financial statements.

PLANKTOS CORP (formerly Diatom Corporation) (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception
			(February 11, 2005
	For the Nine Months Ended September 30,		to September 30, 2007)
	(unaudited)		(unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,871,466)	$(436,800)	$(2,612,736)
Adjustments to reconcile net loss to net cash
(Used) in operating activities:
Depreciation	9,165	-	9,165
Expenses paid through contribution of paid in capital	-	29,954	41,101
(Increase) decrease in deposits	-	(4,820)	(4,720)
(Increase) decrease in prepaid expense & misc. receivable	(779)	(1,427)	(7,941)
Increase (decrease) in accounts payable	31,281	535	32,351
Increase (decrease) in other liabilities	(4,007)	55	2,494
Increase (decrease) in related accounts payable	17,951	-	17,951
Net Cash (Used in) Operating Activities	(1,817,855)	(412,503)	(2,522,335)
CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of business, net of cash acquired	1,104,892	-	1,104,892

Net Cash (Used in) Investing Activities	1,104,892	-	1,104,892
CASH FLOWS FROM FINANCING ACTIVITIES:

Issued common stock for cash	853,000	-	853,100
Affiliate receivable	(2,089)	(96,252)	(83,221)
Affiliate payable	(5,824)	-	(5,824)
Proceeds from payable - related party	300,350	789,910	1,240,100

Net Cash Provided by Financing Activities	1,145,437	693,658	2,004,155
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	432,474	281,155	586,712
CASH AT BEGINNING OF PERIOD	154,238	24,890	-
CASH AT END OF PERIOD	$586,712	$306,045	$586,712
SUPPLIMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	-
Income taxes	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

PLANKTOS CORP

(Formerly Diatom Corporation)

CONDENSED FOOTNOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Planktos Corp. (the “Company”) was incorporated as “eWorld Travel Corp” on December 10, 1998 under the laws of the state of Nevada to provide internet-based travel services. On September 23, 2002, the Company changed its name to “GYK Ventures, Inc.” and on July 8, 2005 to “Diatom Corporation”. On March 8, 2007, the Company changed its name to “Planktos Corp.” in anticipation of the business acquisition of Planktos, Inc. (“Planktos”).

On January 12, 2007, the Company entered into an agreement with Solar Energy Limited (“Solar”)to acquire 100% of the issued and outstanding shares of Planktos (a development stage enterprise), a California corporation incorporated on February 11, 2005, in exchange for 45,000,000 restricted shares of the Company’s common stock, the cancellation of 45,000,000 outstanding restricted shares and a commitment to provide Planktos with no less than $1,000,000 on or before closing.

In anticipation of closing the agreement to acquire Planktos and as part of its commitment to fund Planktos’ business operations, the Company purchased the Weatherbird II shipping vessel as a platform from which Planktos could conduct sea trials designed to validate its oceanic carbon sequestration process.

On August 9, 2007 the agreement to acquire Planktos closed with the Company’s issuance of 45,000,000 shares to Solar, the completion of a private equity placement in the aggregate amount of $1,078,000 and the cancellation of 45,000,000 outstanding restricted shares submitted for cancellation by certain of the Company’s stockholders in satisfaction of the terms of the acquisition.

On completion of the acquisition, the Company’s stockholders prior to the acquisition retained approximately 46% of the outstanding common shares while Solar acquired approximately 54% of the Company’s outstanding common shares. Accordingly, this acquisition is in essence a recapitalization of the Company and has been accounted for in accordance with the principles applicable to accounting for reverse acquisitions with Planktos, the legal subsidiary, being treated as the accounting parent and the Company, the legal parent, being treated as the accounting subsidiary. The results of operations and cash flows of the Company include those of Planktos for all periods presented and those of the Company subsequent to the date of the reverse acquisition.

Planktos is an emerging biotechnology company engaged in the discovery and development of marketable opportunities attendant to the Kyoto Protocol. Planktos’ near term commercial objective is to produce carbon credits utilizing proprietary technology designed to restore the world’s oceans and forests as a means by which to sequester CO2 in the environment. Since Planktos is in the development stage, it has not realized any revenues from its planned operations.

As shown in the accompanying financial statements, the Company has incurred significant losses since inception and has not generated any revenues to date.  The future of the Company is dependent upon its ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLANKTOS CORP

(Formerly Diatom Corporation)

CONDENSED FOOTNOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION- continued

Unaudited Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted principals for interim financial information and with the instruction to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB and the Form 8-K dated August 10, 2007. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

PLANKTOS CORP

(Formerly Diatom Corporation)

CONDENSED FOOTNOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

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

At September 30, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

At September 30, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2007 and December 31, 2006.

PLANKTOS CORP

(Formerly Diatom Corporation)

CONDENSED FOOTNOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Going Concern

As shown in the accompanying financial statements at September 30, 2007 and December 31, 2006, the Company had no revenues and an accumulated deficit. The Company is currently putting operations in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.

An estimated $2,000,000 is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including the creation and demand for its products.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions.  The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the nine months ended September 30, 2007, the Company did not recognize any interest or penalties relating to income taxes.

PLANKTOS CORP

(Formerly Diatom Corporation)

CONDENSED FOOTNOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

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

Vessels

Vessels and other fixed assets are stated at cost less accumulated depreciation. Vessels and other fixed assets are depreciated when the asset is ready for its intended use.

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

NOTE 3 - VESSEL AND OTHER FIXED ASSETS

On January 23, 2007 the Company purchased the Weatherbird II shipping vessel in anticipation of closing the agreement to acquire Planktos. The acquisition closed on August 9, 2007.

Vessel and other fixed assets consist of the following at September 30, 2007 and December 31, 2006:

September 30,	December 31,
2007	2006

Research Vessel “Weatherbird II”	$800,000	$-
Marine Equipment	23,306	-
823,306	-
Accumulated Depreciation	26,579	-
Net Vessel & Equipment	$796,727	$-

PLANKTOS CORP

(Formerly Diatom Corporation)

CONDENSED FOOTNOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 4 – RELATED PARTY TRANSACTIONS

On March 13, 2007, the Company issued 50,000 common shares to a director for services valued at $43,000.

During the nine months ended September 30, 2007, the Company received an additional $98,000 from a related party. The Company additionally paid back $162,000 in previous loans during the nine months ended September 30, 2007. As of September 30, 2007 the Company owes this related party $97,511.

During 2007, the Company received an additional $400,000 from related parties and has recorded accrued interest payable of $17,951 related to these loans.

NOTE 5 – CAPITAL STOCK

Common Stock

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

On May 31, 2007 a requisite number of shareholders authorized the amendment to the Articles of Incorporation of the Company to increase the number of shares authorized for issuance to 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On June 26, 2007, the Company issued 600,000 common shares on the exercise of 600,000 purchase warrants at $0.1667 share for cash proceeds of $100,000.

In August 2007, the Company cancelled 45,000,000 shares of common stock and issued 45,000,000 shares of common stock in exchange for all of the outstanding stock of Planktos, Inc.

During the three months period ended September 30, 2007, the Company issued a total of 1,078,000 common shares at $1.00 per share for the cash proceeds of $1,078,000.

PLANKTOS CORP

(Formerly Diatom Corporation)

CONDENSED FOOTNOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 5 – CAPITAL STOCK - continued

Warrants

A summary of the Company’s warrants at September 30, 2007 and December 31, 2006 and the changes for 2007 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2006	600,000	$ 0.16	-
Issued	5,525,000	0.32	1.30
Exercised / Cancelled / Expired	(600,000)	0.16	-

Balance September 30, 2007	5,525,000	$ 0.32	1.30 years

PLANKTOS CORP

(Formerly Diatom Corporation)

CONDENSED FOOTNOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 6 – PRO FORMA

The following pro forma information for the three and nine months ended September 30, 2007, as if the reverse acquisition of Planktos was consummated on January 1, 2007. The pro forma information is not necessarily indicative of the combined financial position or results of operations, which would have been realized had the acquisition been consummated during the period for which the pro forma financial information is presented.

CONSOLIDATED STATEMENT OF OPERATIONS – PRO FORMA

	For the Three Months Ended September 30, 2007

	Planktos Corp. July 1 – Aug 8,
	Combined Aug 9 – Sept 30	Planktos, Inc. July 1 - Aug 8	Eliminations	Pro Forma Consolidated

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative	281,408	30,298		311,706
Marketing and selling	-	-		-
Research and development	100,000	-		100,000
Vessel operating costs	172,702	-		172,702
Total Operating Expenses	554,110	30,298	-	584,408
LOSS FROM OPERATIONS	(554,110)	(30,298)	-	(584,408)

OTHER INCOME (EXPENSE)
Other income	13,606	-		13,606
Interest income	328	-		328
Charitable contribution	-	-		-
Interest expense	(17,951)	-		(17,951)
Write down of marketing rights	-	-		-
Total Other Income (Expense)	(4,017)	-	-	(4,017)
NET LOSS BEFORE INCOME TAX	(558,127)	(30,298)	-	(588,425)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$ (558,127)	$ (30,298)	$ -	$ (588,425)

PLANKTOS CORP

(Formerly Diatom Corporation)

CONDENSED FOOTNOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 6 – PRO FORMA - continued

CONSOLIDATED STATEMENT OF OPERATIONS - PROFORMA

	For the Nine Months Ended September 30, 2007 (Unaudited)

	Planktos Corp. Jan 1 – Aug 8,
	Combined Aug 9 – Sept 30	Planktos, Inc. Jan 1 - Aug 8	Eliminations	Pro Forma Consolidated

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative	934,138	169,856		1,103,994
Marketing and selling	-	-		-
Research and development	225,000	-		225,000
Vessel operating costs	690,469	68,754		759,223
Total Operating Expenses	1,849,607	238,610	-	2,088,217
LOSS FROM OPERATIONS	(1,849,607)	(238,610)	-	(2,088,217)

OTHER INCOME (EXPENSE)
Other income	23,258	-		23,258
Interest income	334	-		334
Charitable contribution	(27,500)	-		(27,500)
Interest expense	(17,951)	-		(17,951)
Write down of marketing rights	-	-		-
Total Other Income (Expense)	(21,859)	-	-	(21,859)
NET LOSS BEFORE INCOME TAX	(1,871,466)	(238,610)	-	(2,110,076)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$ (1,871,466)	$ (238,610)	$ -	$ (2,110,076)

PLANKTOS CORP

(Formerly Diatom Corporation)

CONDENSED FOOTNOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 7 – INCOME TAXES

At September 30, 2007 the Company had deferred tax assets calculated at an expected rate of 34% of approximately $1,765,920 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2007 and December 31, 2006. The significant components of the deferred tax asset at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
Net operating loss carryforward	$1,765,920	$1,129,615

Deferred tax asset valuation allowance	(1,765,920)	(1,129,615)
Deferred tax asset	$-	$-

At September 30, 2007, the Company has net operating loss carryforwards of approximately $5,193,884 which will expire in the years 2019 through 2022. The Company recognized approximately $250,000 of the losses from the write down of marketing rights in fiscal 2006, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from prior year to current was $636,305.

NOTE 9 – SUBSEQUENT EVENTS

On October 1, 2007, Planktos entered into a services and equipment rental agreement with the University of Miami/Harbor Branch Oceanographic Institute (“HBOI”). This agreement consists of a yearly rental of approximately $325,000 in science equipment and technical assistance. On October 23, 2007, Planktos paid HBOI $93,954.75 as a pre-payment for the first three months of rental service.

On November 14, 2007, the Company authorized the issuance of 1,078,000 shares of common stock for cash consideration of $1.00 per share for the cash proceeds of $1,078,000 received within the three months ended September 30, 2007 pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT'S PLAN OF OPERATIONS

The following plan of operations and results of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The Company’s fiscal year end is December 31.

General

The Company was incorporated as “eWorld Travel Corp” on December 10, 1998 to provide internet-based travel services. We changed our name to “GYK Ventures, Inc.” on September 23, 2002, and to “Diatom Corporation” on July 8, 2005. On March 7, 2007, we changed our name to “Planktos Corp.”

Description of Business

On August 17, 2005, the Company entered into an Iron-Fertilization Prove-Out and Purchase Agreement with Planktos, Inc. (“Planktos”) and Planktos’ parent company, Solar Energy Limited (“Solar”) to provide developmental funding for Planktos’ “iron-fertilization” prove out program of its carbon dioxide (“CO2”) sequestration process. The process is designed to capture CO2 from the earth’s marine environment using a proprietary “iron fertilization” process to generate commercial quantities of verifiable carbon credits to meet global demands for CO2 reduction made part of international agreements such as the Kyoto Protocol. We agreed to provide up to 25% of the program’s cost in exchange for exclusive marketing and intellectual property rights to Planktos’ marine based sequestration process.

On January 12, 2007, we entered into a Securities Exchange Agreement and Plan of Exchange (the “Agreement”) with Solar to acquire 100% ownership of Planktos, in exchange for an aggregate of 45,000,000 shares of our common stock, and the fulfillment of certain conditions on or before closing. We obtained shareholder approval of the acquisition on May 31, 2007. On August 9, 2007, the Company concluded the terms of the Agreement, pursuant to which we acquired Planktos from Solar. Because the shares issued in the acquisition changed control of the Company, Planktos is deemed for financial reporting purposes to have acquired the Company in a reverse acquisition.

Planktos, Inc. and Carbon Credits

Planktos is a Foster City, California based business focused on reviving marine as well as land based ecosystem health and biodiversity with the intention to slow global climate change. Planktos has launched a two year pilot project series to restore hundreds of millions of tons of missing plankton plant life in the open seas that will sequester tens of millions of tons of CO2 in the deep ocean for centuries or more. On land, Planktos’ Hungarian partner KlimaFa (translated as “Climate Forest”) is planting thousands of hectares of new, permanently protected, native forests or “climate parks” in the national parks system of the European Union and elsewhere.

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

Planktos is pioneering natural science intensive marine and terrestrial ecorestoration programs that affordably offer unprecedented gains for the climate, the biosphere and the company’s commercial objectives. Simply, restoring ocean plankton plant life to 1980’s levels of health will remove 3-4 billion tons of global warming CO2 and generate tens of billions of dollars in tradable carbon credit value.

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

Specifically, Planktos expects to implement its program of sequestration by “iron fertilization” of the ocean, restoring this micronutrient that is vital for ocean plant growth and photosynthesis which is now scarce in marine waters. The iron is similar to that which nature has delivered to sustain the oceans throughout history, but that has been on the decline for thirty years. The fertilization process is intended to trigger vast plankton blooms which will absorb the carbon in CO2, 30-40% of which sinks deep enough to be verified as sequestered.

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

Our research vessel, the Weatherbird II, is equipped with state of the art research equipment which is available to us from a leading ocean research technology group that routinely equips US research vessels. The ship is fully equipped to embark on ocean ecorestoration and other science missions.

Over the coming years, work aboard the Weatherbird will provide the critical data and knowledge required by project development documents and methodologies, which will lead to verifiable certifiable climate change projects among those nations who are signatories to the Kyoto Accord. Beginning in 2008, the public will be able to follow the progress of the Weatherbird’s research via web casts and regular updates on Planktos’ website.

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

KlimaFa’s first project is near the Bukk National Park in northeastern Hungary. The area is a large tract of environmentally degraded, abandoned land, one of many in former Eastern bloc countries. The land was originally called Forest Island, cleared in the Middle Ages for farming and currently overgrown with weeds. As a forest grows to replace this wasteland, we expect to absorb 10 times the carbon that is currently absorbed.

Plan of Operation

During the nine months ended September 30, 2007, the Company was involved in monitoring Solar’s efforts to implement the sea trials contemplated in the Iron-Fertilization Prove-Out and Purchase Agreement to confirm the effectiveness of the Planktos CO2 sequestration process, conducting a private placement of common stock, purchasing the Weatherbird II research vessel, and closing the acquisition of Planktos. We are now intent on the development our business plan.

The Company, through Planktos, is currently working with US and European marine research teams to plan and launch significant ocean iron fertilization projects. Initial efforts will be modest in scope and research-intensive, but are still designed to verifiably sequester carbon between hundreds of thousands and millions of tonnage per voyage.

Subsequent to the period ended September 30, 2007, our Weatherbird II research vessel began its first effort, the “Voyage of Recovery.” This voyage is intended to enable the first of a series of up to 6 commercial scale ocean plankton blooms over the next 24 months designed to verifiably sequester a total of between 24 and 30 million tons of CO2. Post 2008 projects include additional ships and larger blooms with a target of 250 million tons of verified CO2 sequestration by 2010.

The Company, through KlimaFa, has initiated the planting of thousands of hectares of new, permanently protected, native forests or “climate parks” in Europe. Subsequent to the period ended September 30, 2007, KlimaFa, using local labor, has cleared weeds in our first project near the Bukk National Park. In cleared areas we have begun planting native saplings like willows, beeches, ash, certain poplars, and oaks.

The Company is approaching this work with an array of qualifications:

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

Our plan of operation will require $2,000,000 in funding over the next 12 months, over $1,000,000 of which has been raised by an equity financing of our common stock as of the period ending September 30, 2007. We are confident that the remainder of the $1,400,000 slated for the Weatherbird II and the $600,000 devoted to the completion of the first stage of our planting efforts in Hungary through KlimaFa will be made available from additional debt or equity financings tied to sales of our common stock.

Results of Operations

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Virtually all of the capital raised to date has been allocated for general and administrative costs, financial obligations tied to the Iron-Fertilization Prove-Out and Purchase Agreement, the Securities Exchange Agreement and Plan of Exchange, and the purchase of the research vessel Weatherbird II.

Net Losses

For the period from inception until September 30, 2007, the Company incurred a net loss of $2,612,736. Net losses for the three month period ended September 30, 2007 were $558,127 as compared to $154,326 for the three months ended September 30, 2006. Net losses for the nine month period ended September 30, 2007 were $1,871,466 as compared to $436,800 for the nine months ended September 30, 2006. The Company’s net losses are attributable to vessel operating expenses, research and development costs, and general and administrative expenses. The vessel operating expenses and R & D have been incurred in connection with the first voyage of the Weatherbird II, which set sail subsequent to the period ended September 30, 2007. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during this period.

The Company expects to continue to incur losses through the year ended 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

In the nine months ended September 30, 2007, the Company expended $800,000 on the Weatherbird II research vessel and $23,306 on marine equipment. We expended no significant amounts on capital expenditures for the period from inception to December 31, 2006.

Liquidity and Capital Resources

As of September 30, 2007, the Company had current assets totaling $670,698 and a working capital surplus of $103,583. These assets consist of cash on hand of $586,712 as well as prepaid expenses and a receivable. Net stockholders’ equity in the Company was $905,030 at September 30, 2007. We are in the

development stage and, since inception, have experienced significant changes in liquidity, capital resources, and shareholders’ equity.

Cash flow used in operating activities was $2,522,335 for the period from inception to September 30, 2007. Cash flow used in operating activities for the nine month period ended September 30, 2007 was $1,817,855 as compared to $412,503 for the nine months ended September 30, 2006. The increase in cash flow used in operating activities in the current nine month period was due primarily to an increase in net losses from operations.

Cash flow used for investing activities was $1,104,892 for the period from inception to September 30, 2007. Cash flow used for investing activities for the nine month period ended September 30, 2007 was $1,104,892 as compared to $0 for the nine months ended September 30, 2006. Cash flow used for investing activities is attributed to the acquisition of Planktos.

Cash flow provided by financing activities was $2,004,155 for the period from inception to September 30, 2007. Cash flow provided by financing activities for the nine month period ended September 30, 2007 was $1,145,437 as compared to $693,658 for the nine months ended September 30, 2006. Cash flow provided by financing activities in the current nine month period can be attributed to the sale of common stock on a private placement basis as well as related party loans.

The Company’s current assets are insufficient to conduct our plan of operation over the next twelve (12) months and we will have to seek debt or equity financing to fund operations. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding will be available or available to us on acceptable terms. In addition, any equity financing would result in dilution to the Company shareholders and any debt financing could involve restrictive covenants with respect to future capital raising activities or other financial or operational matters. The Company’s shareholders will be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain adequate funds will adversely affect our operations and the Company’s ability to implement its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment. We have no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;

•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the ability of the Company to generate revenues to fund future operations; and
•	the volatility of the stock market.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Since the beginning or our development stage, our operations have resulted in a continuation of losses and an accumulated deficit which reached $741,271 at December 31, 2006 and had increased to $2,612,736 at September 30, 2007. Our net loss for the nine month period ended September 30, 2007 was $1,871,466. The Company has never realized revenue from operations. Our only expectation of future profitability is dependent upon the successful implementation of the company’s business model. Therefore, we may never be able to achieve profitability.

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

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in their selling shares. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2007, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2007 Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On November 14, 2007, the Company authorized the issuance of 1,078,000 shares of common stock for cash consideration of $1.00 per share for the cash proceeds of $1,078,000 received within the three months ended September 30, 2007 pursuant to the exemptions from registration provided by Section 4(2) and Regulation S of the Securities Act of 1933, as amended, to the following subscribers:

Date of Subscription Agreement	Subscriber	Number Of Shares	Consideration
July 19, 2007	Lorenz Consulting	150,000	$150,000
July 25, 2007	TCE Source	75,000	$75,000
August 15, 2007	Urs Angst	853,000	$853,000

The Company complied with Section 4(2) based on the following factors: (1) the issuances were isolated private transactions that did not involve a public offering; (2) there were three offerees who were issued the stock for cash consideration; (3) the offerees stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that that led to the subscription of the stock took place directly between the offerees and the Company.

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

The Company complied with the requirements of Regulation S by: (1) having made no directed offering efforts in the United States; (2) offering only to offerees who were outside the United States at the time the stock was offered and authorized; and (3) ensuring that the offerees to whom the stock will be issued are non-U.S. offerees with addresses in foreign countries.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation SB are listed in the Index to Exhibits on page 28 of this Form 10-QSB and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 7th day of December 2007.

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