Form 10-K
period 2007-12-31
PLANKTOS CORP
filed 2008-04-29
CIK 1076505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 000-28429

PLANKTOS CORP.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	68-0423301 (I.R.S. Employer Identification No.)

145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2

(Address of principal executive offices) (Zip Code)

(604) 669-4771

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.0001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑     No ☐.

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates (38,623,873 shares) was approximately $579,358 based on the average closing bid and asked prices ($0.015) for the common stock on April 25, 2008.

At April 25, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 84,751,838.

TABLE OF CONTENTS

PART I

Item1.	Business	3
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security-Holders	11

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities 11
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
Item 9A.	Controls and Procedures (Item 9A (T))	19
Item 9B.	Other Information	21

PART III

Item 10. Directors, Executive Officers, and Corporate Governance	21
Item 11.	Executive Compensation	24
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 25
Item 13.	Certain Relationships and Related Transactions, and Director Independence	25
Item 14.	Principal Accountant Fees and Services	26
Item 15.	Exhibits and Financial Statement Schedules	26
Signatures	27

PART I

ITEM 1.	BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Planktos Corp., and its subsidiaries and predecessors, unless context indicates otherwise.

Corporate History

The Company was incorporated as “eWorld Travel Corp” on December 10, 1998 to provide internet-based travel services. We changed our name to “GYK Ventures, Inc.” on September 23, 2002, and to “Diatom Corporation” on July 8, 2005. On March 7, 2007, we changed our name to “Planktos Corp.”

Due to the significance of recent events, including those subsequent to the year ended December 31, 2007, our corporate history, from this point forward, is presented in reverse chronological order.

In December 2007 the Company suspended its “iron-fertilization” prove out efforts and commenced efforts to wind down its business subsequent to December 31, 2007. The Company has terminated all employees and is in the process of closing its Foster City, California office. Our principal place of business has moved to 145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2, and its telephone number is (604) 669-4771.

Despite vigorous efforts to finance, implement and conduct our “iron-fertilization” prove-out program a combination of poor market conditions, international condemnation from certain environmental groups and local opposition to the prospective site of the ocean research caused the Company to place its efforts to sustain research and development operations on hold.

On February 22, 2008 the Company entered into a Settlement and Release Agreement with Russ George, Solar Energy Limited (“Solar”), and Nelson Skalbania for the purposes of separating the services and know-how of Russ George, from the Company. The agreement provided that Russ George resign his positions as the Company’s chief executive officer, chief financial officer and principal accounting officer, resign from the Company’s board of directors and return to Solar for cancellation 3,500,000 shares of Solar that were issued to him for his ownership interest in Planktos, Inc. (“Planktos”) (and his interest in D2Fusion, Inc., a wholly owned subsidiary of Solar) in exchange for his right to the exclusive use of the name “Planktos” and the non-exclusive use of the proprietary know-how associated with “iron-fertilization”.

On February 21, 2008 the Company executed an Agreement to sell its sixty percent (60%) interest in Klimafa S.A. (“Klimafa”) to Dr. David Gazdag in exchange for two hundred and fifty thousand dollars ($250,000) in the form of a convertible debenture with a repayment term being the earlier of ten years or Klimafa’s generation of cash flow, bearing four percent (4%) per annum, convertible into sequestered tones of carbon dioxide (“CO2”) credits.

On January 21, 2008, the Company entered into a letter of intent with the St Petersburg Environmental Research Center (“SPERC”) to sell its research vessel the Weatherbird II according to certain terms and conditions in exchange for a purchase price of $1,000,000 of which $100,000 was paid on acceptance of the letter of intent. Further to mutual agreement, the terms of the letter of intent were subsequently assigned to Sperc Explorer, Inc. The balance of the purchase price was paid to the Company on February 29, 2008 at which time title to the Weatherbird II passed to Sperc Explorer, Inc.

Due to delays in initiating a planned “iron-fertilization” prove-out program by Planktos, the Company determined to acquire Planktos as a subsidiary from Solar. On January 12, 2007, we entered into an agreement to acquire Planktos in exchange for 45,000,000 shares of our common stock, and the fulfillment of certain conditions on or before closing. On August 9, 2007, we acquired Planktos and its majority owned subsidiary KlimaFA. Since the shares issued to Solar as consideration for the acquisition effectively changed control of the Company, Planktos was deemed, for financial reporting purposes, to have acquired the Company in a reverse acquisition.

On August 17, 2005, the Company entered into an Iron-Fertilization Prove-Out and Purchase Agreement with Planktos and Solar) to provide developmental funding for Planktos’ “iron-fertilization” prove out program of its CO2 sequestration process. We agreed to provide up to 25% of that program’s cost in exchange for exclusive marketing and intellectual property rights to Planktos’ marine based sequestration process.

The Company

Summary of Operations during the Year Ended December 31, 2007

In December 2007 the Company suspended “iron-fertilization” prove-out efforts and commenced efforts to wind down its business. The Company has terminated all employees and is in the process of closing its Foster City, California office. Our principal place of business has moved to 145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2.

The Company was a Foster City, California based business focused on reviving marine as well as land based ecosystem health and biodiversity with the intention of slowing global climate change. We had launched a two year pilot project series to restore hundreds of millions of tons of missing plankton plant life in the open seas to sequester tens of millions of tons of CO2 in the deep ocean for centuries or more. On land, KlimaFa, our majority owned subsidiary, had intended to plant thousands of hectares of new, permanently protected, native forests in the national parks system of the European Union and elsewhere.

Both ocean plankton and forest ecorestoration projects remove huge quantities of global warming CO2 from the atmosphere. Long term CO2 reductions can now be banked and traded like a commodity in international carbon markets. Consequently, the Company’ business model was to restore the planet’s most vital biological systems while generating what it believed would be the largest volume of lowest cost greenhouse gas offsets or “carbon credits” available to commercial, governmental and green consumer clients.

Forests of the Ocean

Plankton in our oceans is well documented in its utilization of photosynthesis to absorb CO2. The Company’s commercial objective was to produce CER credits utilizing proprietary technology designed to stimulate plankton growth in the world’s oceans as a means by which to sequester (isolate from the atmosphere) CO2.

During November of 2007 our former research vessel, the Weatherbird II, embarked on a voyage devoted to ocean research at the invitation of the University of Las Palmas Ocean Science Department. The mission was to begin research and experiments dedicated to the study of ocean plankton blooms in the region. However, in early December of 2007, the Weatherbird II was denied entry to Spanish waters upon arrival at Las Palmas, Gran Canaria, in the Canary Islands due to certain administrative and permit issues. Since port authorities could not be moved to permit the Weatherbird II entry, the vessel was redirected north into Portuguese waters at Funchal, Madeira. Consequently, the research mission was abandoned and the Weatherbird II returned to the United States.

Forests of the Land

A tree is composed of about 50% carbon which is produced by removing CO2 from the air through photosynthesis. KlimaFa, formerly our majority owned subsidiary, was dedicated to a forestation and reforestation projects in Europe and the Americas. Studies were underway to develop an ecologically sound indigenous species mix and planting model for flora to maximize wildlife habitat and biodiversity in the respective regions. KlimaFa was involved in the development of several government-assisted carbon forest projects in Hungary designed to restore native mixed growth forests in national parks and then afforest vast tracts of retired agricultural lands.

Summary of Current Operations

Due to the suspension of its business activities and the liquidation of all its assets, the Company is now considering the future of “iron fertilization” of the oceans and the prospective of other business opportunities either through merger or acquisition that might create value for its shareholders. The Company has limited day-to-day operations at the present time. Our sole officer and directors devote limited time and attention to the affairs of the Company.

Selection of a Business

Management has adopted a policy of seeking opportunities that it considers to be of exceptional quality. As a result of this policy, the Company may have to wait some time before consummating a suitable transaction. Management recognizes that due to its limited resources that it may be at a competitive disadvantage when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. However, due to the Company’s limited financial resources, the scope and number of suitable business venture candidates is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company’s shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company’s participation.

Acquisition of Business

While no suitable business candidate has been identified, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, the Company’s sole officer and director may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

The Company anticipates that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market will likely have a depressive effect on the Company’s stock price.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

In the event a merger were to occur, the Company’s shareholders would in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant substantial dilutive effect on the percentage of shares held by the Company’s then shareholders.

Operation of Business After Acquisition

The Company’s operation following any future merger or acquisition of a business cannot be predicted at the present time.

Competition

In the event a merger or acquisition were to incur the Company would encounter intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

The Company currently operates under and holds no patents, trademarks, licenses, franchises, concessions, or royalty agreements. The Company is not subject to any labor contracts.

Governmental and Environmental Regulation

The Company cannot anticipate the government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Research and Development

During the years ended December 31, 2007 and 2006, the Company spent $225,000 and $42,660, respectively, on research and development activities which activities have been included in discontinued operations. We cannot anticipate the amount of spending on research and development, if any, in the future; such level will depend upon the nature of the business we acquire, if any.

Employees

In December 2007, the Company suspended operations and has since terminated all employees. Our sole executive officer devotes as much time to the affairs of the Company as he deems appropriate. Management of the Company uses consultants, attorneys, and contract accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

We have suspended all operations and our ability to continue is in doubt.

In December 2007 the Company suspended its “iron-fertilization” prove out efforts and commenced efforts to wind down its business including the sale of assets and termination of employees. The Company’s limited financial resources and absence of ongoing business operations place its ongoing operation in doubt.

We have a history of significant operating losses and such losses may continue in the future.

Since the beginning or our development stage, our operations have resulted in a continuation of losses and an accumulated deficit which reached $3,678,870 at December 31, 2007. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

The Company will require additional capital funding.

The Company will require additional funds, either through equity offerings or debt placements to develop our operations. Such additional capital may result in dilution to our current shareholders. Our ability to meet short-term and long-term financial commitments depends on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

Corporate control lies in the hands of one shareholder.

Solar Energy Limited owns and controls voting power over approximately 54% of the Company’s issued and outstanding stock. The concentration of such a large percentage of the Company’s stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders’ upon any and all matters presented to the Company’s shareholders.

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

The Company does not pay cash dividends.

The Company does not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

We incur significant expenses as a result of being registered under the Securities Exchange Act of 1934, as amended, which may negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of being registered under the Securities Exchange Act of 1934, as amended. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company’s shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3	which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company maintains an office located at 1151 Triton Drive, Suite C, Foster City, California 94404 of approximately 4,800 square feet, which office it shared with D2Fusion, Inc. The Company paid $30,444.88 during 2007 and $21,340 during 2006 for the use of this space. The lease is now on a month to month basis that is to terminate as of April 30, 2008.

The Company also maintains executive office space located at 145-925 West Georgia Street, Vancouver, British Columbia, Canada, of approximately 1,100 square feet, which office is shared with Solar Energy Limited. The Company has no lease payment obligation for the use of these premises.

ITEM 3.	LEGAL PROCEEDINGS

Legal proceedings were initiated by Mary Ruth Ladd against the Company, Planktos and certain individuals affiliated to the Company on October 3, 2007 in the Superior Court of the State of California, County of San Francisco in connection with allegations of discrimination and retaliation against a whistle blower, wrongful termination, fraud, breach of contract, wrongful business acts and intentionally causing injury in the workplace. The claim seeks $58,280 in lost wages in addition to certain employee benefits and punitive damages. The Company has retained counsel to respond to these allegations and denies any liability for these alleged causes of action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Pink Sheets LLC over-the-counter securities market under the symbol “PLKT.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2007 and 2006 are as follows:

Year	Quarter Ending	High	Low
2007	December 31	$0.70	$0.06
	September 30	$1.40	$0.46
	June 30	$1.95	$0.71
	March 31*	$2.56	$0.51
2006	December 31	$0.75	$0.11
	September 30	$0.22	$0.08
June 30	$0.32	$0.12
March 31	$0.35	$0.08

*The Company effected a 1.5 for 1 forward split on March 8, 2007.

On November 20, 2007, the Company was notified by the Financial Industry Regulatory Authority (“FINRA”) that pursuant to NASD Rule 6530(e), the Company had been delinquent in reporting obligations under the Securities Exchange Act of 1934 three times over a 24 month period. As a result, the Company is ineligible for trading on the Over-the-Counter Bulletin Board (the “OTCBB”) for a period of 12 months beginning November 29, 2007 subject to the filing of current disclosure obligations in a timely manner.

The Company intends to comply in a timely manner with all Commission reporting rules and expects to reapply for quotation of the Company’s common stock on the OTCBB.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 25, 2008, there were approximately 45 stockholders of record holding a total of there were 84,751,838 shares of the Company’s common stock of the 250,000,000 common shares authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

There are no authorized preferred shares of the Company.

Warrants

As of April 25, 2008, the Company has (i) 1,257,500 common share purchase warrants exercisable at $0.50 per share at any time until April 5, 2009, (ii) 4,267,500 common share purchase warrants exercisable at $0.27 per share at any time until January 11, 2009.

Stock Options

As of April 25, 2008, the Company had no outstanding stock options to purchase shares of our common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of cash dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay cash dividends on its common stock other than those generally imposed by applicable state law.

Transfer Agent and Registrar

Our transfer agent is Michael Ajzernman at Madison Stock Transfer Agency, 1688 East 16th Street, Suite 7, Brooklyn, NY 11229 (718) 627-4453.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

Discussion and Analysis

During the year ended December 31, 2007, the Company was involved in activities dedicated to implementing sea trials for the “iron-fertilization” prove-out program to confirm the effectiveness of the Planktos’ CO2 sequestration process that included several private placements of common stock, purchasing the Weatherbird II research vessel, and closing the acquisition of Planktos, engaging the University of Miami/Harbor Branch Oceanographic Institute (“HBOI”) to provide services and equipment in addition to launching the Weatherbird II on a voyage dedicated to proving the efficacy of “iron-fertilization”.

Despite vigorous efforts to finance, implement and conduct Planktos’ “iron-fertilization” prove out program a combination of poor market conditions, international condemnation from certain environmental groups and local opposition to the prospective site of the ocean research caused the Company to place its research operations on hold. Subsequent to the year ended December 31, 2007 the Company’s decided to suspend “iron-fertilization” prove out efforts and commenced efforts to wind down the business.

The Company has terminated all employees and is in the process of closing its Foster City, California office. Our principal place of business has moved to 145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2, and its telephone number is (604) 669-4771.

We are currently evaluating the future of “iron fertilization” of the oceans, seeking to identify a new business opportunity and satisfying continuous public disclosure requirements. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

The Company’s plan of operation will require $100,000 in funding over the next 12 months to continue the search for a suitable business opportunity, which funding is not currently available. Should, we acquire a business within the next 12 months our funding requirements will change.

Results of Operations

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Substantially all of the capital raised to date has been allocated in some manner for a prove-out of Planktos’ “iron fertilization” program including the purchase of the research vessel Weatherbird II.

Net Losses

For the period from inception until December 31, 2007, the Company incurred a net loss of $3,678,870. Net losses for the year period ended December 31, 2007 were $2,937,599 as compared to $615,058 for the year ended December 31, 2006. The Company’s net losses are primarily attributable to the loss from discontinued operations (to $2,575,491 from $42,660) in connection with the suspension of further efforts dedicated to the sequestration of CO2 in marine and terrestrial environments.

We did not generate any revenues during this period.

Since the Company has suspended operations and has no ability to generate revenue it expects to continue to incur losses for the foreseeable future.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

During the year ended December 31, 2007, the Company expended $800,000 on the Weatherbird II research vessel and $23,306 on marine equipment. We expended no significant amounts on capital expenditures for the period from inception to December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, the Company had current assets totaling $56,560 and a working capital deficit of $689,476. These assets consist solely of cash on hand of $56,560. Stockholders’ equity in the Company was $77,506 at December 31, 2007. We are in the development stage and, since inception, have experienced significant changes in liquidity, capital resources, and stockholders’ equity.

Cash flow used in operating activities was $3,382,919 for the period from inception to December 31, 2007. Cash flow used in operating activities for the year ended December 31, 2007 was $2,678,439 as compared to $574,610 for the year ended December 31, 2006. The increase in cash flow used in operating activities in the current period was due primarily to cash used for discontinued operations.

Net cash used in investing activities was $750,606 for the period from inception to December 31, 2007. Cash flow used for investing activities for the year ended December 31, 2007 was $750,606 as compared to $0 for the year ended December 31, 2006. Cash flow used for investing activities in the current period is primarily attributed to the purchase of the Weatherbird II and related equipment.

Net cash flow provided by financing activities was $4,190,085 for the period from inception to December 31, 2007. Cash flow provided by financing activities for the year ended December 31, 2007 was $3,331,367 as compared to $703,958 for the year ended December 31, 2006. Cash flow provided by financing activities in the current period can be primarily attributed to the sale of common stock on a private placement basis as well as related party loans.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months and it will have to seek debt or equity financing to fund minimum operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation. The Company projects that if no acquisition candidate is found within the next twelve months its operating requirements will not exceed $100,000.

Subsequent to the year ended December 31, 2007, the Company sold its research vessel the Weatherbird II to Sperc Explorer, Inc. for a sale price of $1,000,000. The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has terminated all employees and has no current plans to hire employees.

Off Balance Sheet Arrangements

As of December 31, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $3,678,870 as of December 31, 2007. Our ability to continue as a going concern is subject to the ability of the Company to obtain the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from a suitable business opportunity that has not yet been identified; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the ability of the Company to generate revenues to fund future operations;
•	the volatility of the stock market and; and
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Commission issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under

Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-17.

PLANKTOS CORP.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-8

Board of Directors

Planktos Corp.

Vancouver, British Columbia

CANADA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Planktos Corp. (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, consolidated statement of stockholders’ equity (deficit) and consolidated statement of cash flows for the years then ended and for the period from February 11, 2005 (Inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planktos Corp. (a development stage company) as of December 31, 2007 and 2006, and the results of its operations, consolidated statement of stockholders equity (deficit) and its consolidated statement of cash flows for the years then ended and for the period from February 11, 2005 (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

April 25, 2008

PLANKTOS CORP. (formerly Diatom Corporation) (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash	$56,560	$154,238
Prepaid expenses	-	7,162
Advances receivable	-	86,956

Total Current Assets	56,560	248,356

OTHER ASSETS
Vessels and other fixed assets, net of depreciation	787,561	-
Deposits	4,720	4,720

Total Other Assets	792,281	4,720

TOTAL ASSETS	$848,841	$253,076

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$187,968	$1,071
Other accrued liabilities	3,242	6,501
Accrued interest payable – related parties	32,614	-
Payable to affiliates	-	5,824
Loan payable – related parties	547,511	939,750

Total Current Liabilities	771,335	953,146

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 250,000,000 shares
of $0.001 par value, issued and outstanding
84,751,838 at December 31, 2007 and 77,438,838 shares at December 31, 2006
	84,752	100
Additional paid-in capital	3,671,624	41,101
Deficit accumulated during development stage	(3,678,870)	(741,271)

Total Stockholders' Equity (Deficit)	77,506	(700,070)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	$848,841	$253,076

The accompanying notes are an integral part of these consolidated financial statements.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			From Inception
	For the Years Ended December 31,		(February 11, 2005
	2007	2006	to December 31, 2007)
REVENUES	$ -	$ -	$ -

OPERATING EXPENSES
Vessel operating expenses	-	-	-
Research and development	-	-	-
Bad debt expense	32,876	-	32,876
General and administrative	296,618	568,101	1,029,769
Total Operating Expenses	329,494	568,101	1,062,645

LOSS FROM OPERATIONS	(329,494)	(568,101)	(1,062,645)

OTHER INCOME (EXPENSE)
Other income	-	11,119	11,119
Other income- related party	-	21,000	61,000
Interest income	-	3,522	3,522
Interest expense	(32,614)	(39,938)	(73,715)
Total Other Income (Expense)	(32,614)	(4,297)	1,926

NET LOSS BEFORE INCOME TAX	(362,108)	(572,398)	(1,060,719)
INCOME TAX EXPENSE	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(362,108)	(572,398)	(1,060,719)
LOSS ON DISCONTINUED OPERATIONS	(2,575,491)	(42,660)	(2,618,151)
NET LOSS	$ (2,937,599)	$ (615,058)	$ (3,678,870)

NET LOSS PER SHARE	$ 0.03	$ 0.01	$ 0.09
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	84,751,838	77,438,838	41,982,579

The accompanying notes are an integral part of these consolidated financial statements.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
				Deficit Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity
Balance, February 11, 2005 (Inception)	-	$ -	$ -	$ -	$ -
Shares issued for cash	45,000,100	100	-	-	100

Contribution of capital by shareholders in
form of foregone interest	-	-	1,163	-	1,163

Net loss for the year ended December 31, 2005	-	-	-	(126,213)	(126,213)

Balance, December 31, 2005	45,000,100	100	1,163	(126,213)	(124,950)
Contribution of capital by shareholders in
form of foregone interest	-	-	39,938	-	39,938

Net loss for the year ended December 31, 2006	-	-	-	(615,058)	(615,058)

Balance, December 31, 2006	45,000,100	100	41,101	(741,271)	(700,070)
Recapitalization Adjustment	32,438,738	77,339	760,850	-	838,189
Balance post recapitalization (Note 1)	77,438,838	77,439	801,951	(741,271)	138,119

Common stock issued for cash from $0.16 to $1.00 per share	7,263,000	7,263	2,826,722	-	2,833,985

Common stock issued for services	50,000	50	42,950	-	43,000

Net loss for the year ended December 31, 2007	-	-	-	(2,937,599)	(2,937,599)
Balance, December 31, 2007	84,751,838	$ 84,752	$3,671,623	$(3,678,870)	$ 77,506

The accompanying notes are an integral part of these consolidated financial statements.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception (February11, 2005 to
	For the Years Ended December 31,		December 31,
	2007	2006	2007)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(336,809)	$(572,398)	$(1,035,420)
Adjustments to reconcile net loss to net cash
(Used) in operating activities:
Depreciation	35,745	-	35,745
Expenses paid through contribution of paid in capital	-	39,938	41,101
(Increase) decrease in deposits	-	100	(4,720)
(Increase) decrease in prepaid expense & misc receivable	7,162	(7,162)	-
Increase (decrease) in accounts payable	186,898	1,071	187,969
Increase (decrease) in other liabilities	(3,259)	6,501	3,242
Increase (decrease) in accrued interest payable	32,614	-	32,614
Net Cash (Used in) Continuing Operating Activities	(102,948)	(531,950)	(764,768)
Net Cash (Used in) Discontinued Operating Activities	(2,575,491)	(42,660)	(2,618,151)
Net Cash (Used in) Operating Activities	(2,678,439)	(574,610)	(3,382,919)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vessel and other fixed asset	(823,306)	-	(823,306)
Acquisition of business	72,700	-	72,700
Net Cash (Used in) Investing Activities	(750,606)	-	(750,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issued common stock for cash	2,876,985	-	2,877,085
Affiliate receivable	86,956	(85,952)	5,824
Affiliate payable	(5,824)	-	(5,824)
Proceeds from payable - related party	650,000	789,910	1,589,750
Loan principal repayments	(276,750)	-	(276,750)
Net Cash Provided by Financing Activities	3,331,367	703,958	4,190,085
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(97,678)	129,348	56,560
CASH AT BEGINNING OF PERIOD	154,238	24,890	-
CASH AT END OF PERIOD	$ 56,560	$ 154,238	$ 56,560
SUPPLIMENTAL CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

PLANKTOS CORP.

(formerly Diatom Corporation)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

NON-CASH FINANCING AND INVESTING TRANSACTIONS:

During 2005, the Company issued 78,711,311 shares of common stock to satisfy debt of $997,010.

During 2006, the Company converted $99,541 of accounts payable – related party to loan payable – related party.

During 2007, the Company issued 50,000 shares of common stock for services provided by one of our directors valued at $46,000.

PLANKTOS CORP.

(formerly Diatom Corporation)

(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Planktos Corp. (the “Company”) was incorporated as “eWorld Travel Corp” on December 10, 1998 under the laws of the state of Nevada. On September 23, 2002, the Company changed its name to “GYK Ventures, Inc.” and on July 8, 2005, the Company changed its name to “Diatom Corporation”. The Company was originally organized to provide internet-based travel services.

On August 17, 2005, the Company executed an Iron-Fertilization Prove-Out and Purchase Agreement with Solar Energy Limited (“Solar”) and its wholly owned subsidiary Planktos, Inc. (“Planktos”) whereby the Company committed to assist Planktos in providing developmental funding for a marine “iron-fertilization” prove out program designed to take advantage of the Kyoto Protocol which enables companies and governments to offset regulated greenhouse emission restrictions with certified emission reduction (“CER”) credits in exchange for exclusive marketing and intellectual property rights to Planktos’ CO2 sequestration process. Planktos expected the cost of the prove out program to be $1,290,000 of which Solar agreed to provide up to 25%. Solar was responsible for funding the remainder of the developmental funding. The agreement also provided for a royalty agreement which would have entitled Planktos and Solar up to 75% of net sales revenue generated by the Company from the sale of CER credits created from the sequestration process until Solar and Planktos had recouped their costs. Thereafter, Solar and Planktos were entitled to 25% of net sales revenue generated by the Company from the sale of CERs. The Company paid $250,000 in cash for the exclusive marketing and intellectual property rights.

On August 9, 2007 the Company purchased 100% of the issued and outstanding shares of Planktos to acquire the proprietary greenhouse emission technology associated with the CO2 sequestration process. The Company issued 45,000,000 restricted shares of common stock to Solar which represented 54% of the outstanding common stock of the Company.

In December 2007, Planktos’ “iron-fertilization” prove out program was suspended and efforts are underway to wind down its operations. The Company has since terminated all employees, liquidated substantially all of its assets and is in the process of closing its Foster City, California office. As of December 31, 2007 this prove out program was suspended and $2,575,491 has been recognized as a loss in discontinued operations.

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate revenues.

The consolidated financial statements at December 31, 2007 and 2006 assume the acquisition of Planktos by the Company occurred January 1, 2005 (date of inception of development stage). Because the shares issued in the acquisition of Planktos represent control of the total shares of the Company’s common stock issued and outstanding immediately following the acquisition, Planktos is deemed for financial reporting purposes to have acquired the Company in a reverse acquisition. The business combination has been accounted for as a recapitalization of the Company giving effect to the acquisition of 100% of the outstanding common shares of Planktos. The surviving entity reflects the assets and liabilities of Planktos and the Company at their historical book value. The issued common stock is that of the Company, the accumulated deficit is that of Planktos, and the statements of operations is that of the Company for the year

PLANKTOS CORP.

(formerly Diatom Corporation)

(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

ended December 31, 2007 and 2006 and cumulative amounts, plus that of Planktos from August 9, 2007 through December 31, 2007.

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

Bad Debt Expenses

The Company’s bad debt expenses for the years ended December 31, 2007 and 2006 were $32,870 and $0 respectively.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentrations

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

At December 31, 2007 and 2006, the Company has not engaged in any transactions that would be

PLANKTOS CORP.

(formerly Diatom Corporation)

(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

considered derivative instruments or hedging activities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2007 and December 31, 2006.

Going Concern

As shown in the accompanying financial statements, the Company had a negative working capital of $714,775 and an accumulated deficit of $3,678,870 incurred through December 31, 2007. The Company is currently evaluating its “iron-fertilization” program and is currently seeking out a new business opportunity that might, if successful, mitigate those factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company plans on continuing to reduce expenses, and in the event that a new revenue producing business is acquired, believes that it will eventually be able to reverse the present deficit. Management plans include negotiations to convert significant portions of existing debt into equity.

An estimated $100,000 is believed necessary to continue operations until such time as a new business opportunity is acquired. In the event that we acquire a new business opportunity, the timing and amount of capital requirements will depend on a number of factors, including the demand for products or services, the availability of opportunities for expansion through affiliations and other business relationships. Management intends to seek additional capital from new equity securities offerings that will provide the funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

PLANKTOS CORP.

(formerly Diatom Corporation)

(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on the Company’s results of operations and financial condition if an election is made to adopt the standard.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

PLANKTOS CORP.

(formerly Diatom Corporation)

(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

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

PLANKTOS CORP.

(formerly Diatom Corporation)

(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

NOTE 3 – ACQUISITION OF PLANKTOS, INC.

Effective January 12, 2007, the Company entered into an a Securities and Exchange Agreement and Plan of Exchange to acquire 100% of the issued and outstanding shares of Planktos from Solar in exchange for 45,000,000 restricted shares of the Company’s common stock, the cancellation of 45,000,000 outstanding restricted shares held by certain shareholders of the Company and a commitment to provide Planktos with no less than $1,000,000 on or before closing.  Effective August 9, 2007, the acquisition of Planktos was completed. As a result of the completion of this acquisition and the other related transactions, the former shareholder of Planktos owned approximately 54% of the outstanding shares of common stock of the Company representing 45,000,000 of the then 83,673,873 total issued and outstanding shares of common stock of the Company.

Accordingly, the acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Planktos. Under reverse acquisition accounting Planktos (the legal subsidiary) has been treated as the accounting parent (acquirer) and the Company (the legal parent) has been treated as the accounting subsidiary (acquiree). The value assigned to the common stock of the consolidated Company on acquisition of Planktos is equal to the book value of the common stock of Planktos plus the book value of the net assets of the Company as at the date of the acquisition as adjusted for certain concurrent transactions.

As at the date of the acquisition, the book value of the net assets of the Company made up as follows:

Cash	$67,121
Advances receivable	5,821
Accounts payable	(245)
Due to related party	(174,511)
Preliminary net assets (liabilities)	(101,811)
Concurrent share issuance on settlement of debt (see above)	940,000
Adjusted Company net assets	$838,189

The consolidated capital stock of the Company immediately following the acquisition is determined as follows:

Planktos - book value of capital stock	$(700,000)

PLANKTOS CORP.

(formerly Diatom Corporation)

(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Company – adjusted book value of net assets	838,189
Consolidated capital stock accounts post reverse acquisition	$138,119
Allocated as follows:
Common Stock – 77,438,838 common shares, $0.001 par value	$77,439
Additional paid in capital	801,951
Deficit-post recapitalization	(741,271)
$138,119

NOTE 4 - VESSEL AND OTHER FIXED ASSETS

Vessel and other fixed assets consist of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006

Research Vessel “Weatherbird II”	$ 800,000	$ -
Marine Equipment	23,306	-
	823,306	-
Accumulated Depreciation	(35,745)	-
Net Vessel & Equipment	$ 787,561	$ -

NOTE 5 – INCOME TAXES

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

At December 31, 2007 and 2006 the Company had gross deferred tax assets calculated at the expected rate of 34% of approximately $1,251,000 and $252,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $1,251,000 and $252,000 has been established at December 31, 2007 and 2006, respectively.

PLANKTOS CORP.

(formerly Diatom Corporation)

(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

The significant components of the Company’s net deferred tax asset (liabilities) at December 31, 2007 and 2006 are as follows:

2007	2006
Net operating loss carryforwards	$3,678,870	$741,000

Gross deferred tax assets (liabilities):

Deferred Tax Asset	$1,251,000	$252,000
Valuation Allowance	(1,251,000)	(252,000)

At December 31, 2007 and 2006, the Company has net operating loss carryforwards of approximately $3,679,000 and $741,000 respectively, which will expire in the years 2020 through 2021. The net change in the allowance account was an increase of $999,000.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company recognized a bad debt expense of $32,876 in connection with amounts loaned to D2Fusion, Inc., a wholly owned subsidiary of Solar Energy Limited, our majority shareholder.

During the year ended December 31, 2007, the Company issued 50,000 common shares to a director for services rendered valued at $43,000.

During the year ended December 31, 2007, the Company received $100,000 in loans from a related party. Additionally, the Company paid back $162,000 in previous loans during the year ended December 31, 2007. As of December 31, 2007 the Company owes the related party $97,511.

During the year ended December 31, 2007, the Company received $450,000 in loans from related parties and has recorded accrued interest payable of $32,614 related to these loans.

During the year ended December 31, 2006, the Company received loan advances of $74,970 from a related party. These loans bear no interest and are unsecured. During December 2006, this related party purchased the debt of $99,541 from a former related party, as described above. The Company plans on repaying these loans from future equity financings.

NOTE 7 – CAPITAL STOCK

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

PLANKTOS CORP.

(formerly Diatom Corporation)

(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

On March 8, 2007, the Company effected a 1:1.5 forward split of its common stock. All references in the financial statements to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the 1:1.5 forward stock split.

On March 13, 2007, the Company issued 50,000 common shares for services valued at $43,000.

On May 31, 2007 the Company increased the number of shares authorized for issuance to 250,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Holders of more than 50% of our common stock could elect all of the directors of the Company.

On June 26, 2007, the Company issued 600,000 common shares on the exercise of 600,000 purchase warrants at $0.1667 share for cash proceeds of $100,000.

In August 2007, the Company cancelled 45,000,000 shares of common stock and issued 45,000,000 shares of common stock in exchange for all of the outstanding stock of Planktos, Inc.

NOTE 7 – CAPITAL STOCK - continued

During the six months period ended December 31, 2007, the Company issued a total of 1,078,000 common shares at $1.00 per share for the cash proceeds of $1,078,000.

Warrants

A summary of the Company’s warrants at December 31, 2007 and December 31, 2006 and the changes for 2007 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2006	600,000	$ 0.16	-
Issued	5,585,000	0.32	1.05
Exercised / Cancelled / Expired	(600,000)	0.16	-

Balance December 31, 2007	5,525,000	$ 0.32	1.05 years

NOTE 8 – DISCONTINUED OPERATIONS

In December 2007, the Company suspended its Iron-Fertilization Prove-Out operations and initiated negotiations for the sale of the related assets (See Notes 1 and 9).  Accordingly, this business component has been presented as discontinued operations within the consolidated financial statements in accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13. As discussed in Note 1, the Company was engaged in research related to creation and sales of “Kyoto Protocol” certified emission reduction credits.

PLANKTOS CORP.

(formerly Diatom Corporation)

(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Since the Company commenced operations during January of 2007 there is no restatement of the 2006 Statement of Operations for comparability purposes due to the discontinuation of operations. However, the 2006 Statement of Operations would have included the captions "Vessel Operating Expenses" and "Research and Development" had operations not been discontinued.

The loss from disposal of discontinued operations for the year ended December 31, 2007 was $2,575,491.

Had discontinued operations not been presented, Statement of Operation expense captions for 2007 of “Vessel Operating Expenses” would have been $2,350,491 and “Research and Development” would have been $225,000, for 2006 “Research and Development” would have been $42,660.

NOTE 9 – SUBSEQUENT EVENTS

The Company has terminated all employees and is in the process of closing its Foster City, California office. The Company’s principal place of business has moved to 145-925 West Georgia Street, Vancouver, British Columbia, Canada V6C 3L2, and its telephone number is (604) 669-4771.

On January 21, 2008, the Company entered into a letter of intent with the St Petersburg Environmental Research Center (“SPERC”) to sell its research vessel the Weatherbird II according to certain terms and conditions in exchange for a purchase price of $1,000,000 of which $100,000 was paid on acceptance of the letter of intent. Further to mutual agreement, the terms of the letter of intent were subsequently assigned to Sperc Explorer, Inc. The balance of the purchase price was paid to the Company on February 29, 2008 at which time title to the Weatherbird II passed to Sperc Explorer, Inc.

On February 21, 2008 Planktos executed an Agreement to sell its sixty percent (60%) interest in Klimafa to Dr. David Gazdag in exchange for two hundred and fifty thousand dollars ($250,000) in the form of a convertible debenture with a repayment term being the earlier of ten years or Klimafa’s generation of cash flow, bearing four percent (4%) per annum, convertible into sequestered tones of carbon dioxide credits.

On February 22, 2008 the Company and Planktos entered into a Settlement and Release Agreement with Russ George, Solar, and Nelson Skalbania for the purposes of separating the services and know-how of Russ George, from each of the Company and Planktos. The agreement provided that Russ George resign his positions as the Company’s chief executive officer, chief financial officer and principal accounting officer, resign from the Company’s board of directors and return to Solar for cancellation 3,500,000 shares of Solar that were issued to him for his ownership interest in Planktos (and his interest in D2Fusion, Inc., a wholly owned subsidiary of Solar) in exchange for his right to the exclusive use of the name “Planktos” and the non-exclusive use of the proprietary know-how associated with “iron-fertilization”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting, including appropriate authorization of transactions and subsidiary operations.  There are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.

Sufficiency of Accounting Personnel.  There are insufficient personnel in key accounting positions within the Company with the appropriate knowledge, skills, and experience to prepare the Company’s financial statements in accordance with generally accepted accounting principles, including the appropriate accounting presentation and disclosure of discontinued operations in the financial statements.  This led to the identification by the auditors of required material adjustments to the financial statements.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2007, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

Independent Registered Public Accounting Attestation Report

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company intends to remedy our material weaknesses by:

•	Forming an audit committee made up of independent directors that will oversee management (we have begun this process by seeking out individuals who might act as independent directors).
•

Engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer as a means to ensure accountability in day to day management of the Company.

•	Engaging an experienced accounting person independent of related party affiliations.
•	Improving the management and control of key financial spreadsheets used by the Company.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Robert Fisher	58	2008	CEO, CFO, PAO and Director
Joel Dumaresq	43	2007	Director

Robert Fisher was appointed as chief executive officer, chief financial officer and principal accounting officer on March 3, 2008. Mr. Fisher has served as a director of the Company since December 15, 2006 and acted as the Company’s chief executive officer, chief financial officer and principal accounting officer from December 15, 2006 until March 13, 2007.

Mr. Fisher graduated from Trinity College Dublin University with MA, BA and B.Comm degrees and qualified as a Canadian Chartered Accountant. He has over 20 years experience working in real estate development and the hospitality industry. Most recently Mr. Fisher was a principal of International RV Resort Consultant Associates, based in Vancouver, British Columbia and Spokane, Washington and was responsible for the development and management of RV parks in Washington and California. Prior to that, he was vice-president of development for Onterra RV Resorts, a Vancouver, British Columbia and San Francisco, California based company that acquired and repositioned RV resorts in several California locations. He has also acted as a partner and consultant to various retail, investment and hotel development projects in Canada and the United States.

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

No other persons are expected to make any significant contributions to the Company’s executive decisions who are not executive officers or directors of the Company.

Term of Office

Our directors are appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers.

Director Independence

The Company is quoted on the Pink Sheets LLC over-the-counter securities market, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, none of our directors can be considered independent.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Robert Fisher failed to timely file a Form 3 despite being an officer and director.
•	Joel Dumaresq failed to timely file a Form 3 or 5 despite being a director.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this form 10-K. Further, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee. The board of directors has not established a compensation committee.

The Company’s board of directors has not established a compensation committee.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings nor are they typically compensated for their service as directors. However, the Company did agree to compensate Robert Fisher with shares of its common stock for his services rendered as the sole director of Company prior to subsequent appointments to the board (see the Summary Compensation Table, below). The Company may adopt a provision for compensating directors for their attendance at meetings of the board of directors in the future.

The following table provides summary information for the year 2007 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Robert Fisher*	10,000	46,000	-	-	-	-	56,000

*	Robert Fisher was issued 50,000 shares of the Company’s common stock on March 13, 2007 for services rendered.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our executive officers. Salaries paid are designed to retain the services of our executive officers as are certain stock awards. Salary is currently the only type of compensation used in our executive compensation program. We use this form of compensation because we feel that it is adequate to retain and motivate our executive officers.

The amounts we deem appropriate to compensate our executive officers are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to future employees to include options and other equity compensatory elements.

Tables

The following table provides summary information for the years 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Robert Fisher* CEO, CFO, PAO, and director	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -
Russ George* CEO, CFO, PAO, and director	2007 2006	180,000 -	- -	- -	- -	- -	- -	- -	180,000 -

*	Chief executive officer, chief financial officer and principal accounting officer from December 15, 2006 until March 13, 2007 and March 3, 2008 to present.
**	Chief executive officer, chief financial officer and principal accounting officer from March 13, 2007 to March 3, 2008.

We have no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor do we have any “Post Employment Payments” to report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 84,751,838 shares of common stock issued and outstanding as of April 25, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Robert Fisher 145-925 West Georgia Street Vancouver, B.C. Canada V6C 3L2	Common	50,000	<1%
Joel Dumaresq 145-925 West Georgia Street Vancouver, B.C. Canada V6C 3L2	Common	0	0
Solar Energy Limited 145-925 West Georgia Street Vancouver, B.C. Canada V6C 3L2	Common	45,000,000	53.09%
Officer and Directors as a Group (2)	Common	50,000	<1%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDPENDENCE

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction in the period covered by this report or in any presently proposed transaction which, in either case, has or will materially affect us, except as follows:

On March 13, 2007, the board of directors of the Company authorized the issuance of 50,000 shares of common stock valued at $0.86 per share to Robert Fisher, officer and a director the Company, in consideration of services valued at $43,000.

On July 22, 2007 the board of directors of the Company authorized the issuance of 45,000,000 shares of restricted common stock to Solar, causing Solar to hold approximately 54% of our issued and outstanding shares in exchange for all of the outstanding shares of Planktos.

On July 17, 2007 the Company entered into a loan agreement with Matrix Partners, a corporate entity for whom Joel Dumaresq, a member of our board of directors, acts as a principal, pursuant to which we borrowed $100,000 at 12% per annum. Principal and interest on the loan were repaid to Mr. Dumaresq subsequent to the year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Williams & Webster, P.S., provided audit services in connection with its annual report for the fiscal years ended December 31, 2007 and 2006. The aggregate fees billed by Williams & Webster for an audit of our financial statements were $25,182 and $15,000 in 2007 and 2006, respectively.

Audit Related Fees

Williams & Webster, P.S., billed to the Company no fees in 2007 or 2006 for professional services that are reasonably related to the audit of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Williams & Webster, P.S., billed to the Company no fees in 2007 or 2006 for professional services rendered in connection with the preparation of the Company's tax return for the period.

All Other Fees

Williams & Webster, P.S., billed to the Company no fees in 2007 or 2006 for professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company did not have a standing audit committee at the time its respective auditors were engaged. Therefore, all services provided to the Company by Williams & Webster, P.S., as detailed above, were pre-approved by the Company’s board of directors. Williams & Webster, P.S., performed all work only with their permanent full time employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-17, and are included as part of this Form 10-K:

Financial Statements of The Company for the years ended December 31, 2007 and 2006:

Report of Independent Registered Public Accounting Firm

ConsolidatedBalance Sheets

ConsolidatedStatements of Income

Consolidated Statementsof Stockholders’ Equity

ConsolidatedStatements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 28 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of April, 2008.

PLANKTOS CORP.

/s/ Robert Fisher

Robert Fisher

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Fisher	Director	April 25, 2008

Robert Fisher

/s/ Joel Dumaresq	Director	April 25, 2008

Joel Dumaresq

INDEX TO EXHIBITS

Exhibit	Description

3(i)(a) *	Articles of Incorporation (incorporated by reference to the Company’s Form 10-SB filed with the Commission on January 31, 2000)

3(i)(b) *	Amendment of the Company’s Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Commission on September 24, 2002)

3(i)(c) *	Amendment of the Company’s Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Commission on August 10, 2007)

3(i)(d) *	Amendment of the Company’s Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Commission on August 10, 2007)

3(i)(e) *	Amendment of the Company’s Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Commission on August 10, 2007)

3(ii) *	By-laws (incorporated herein by reference to the Company’s Form 10-SB filed with the Commission on January 31, 2000)

10(i) *	Iron-Fertilization Prove-Out and Purchase Agreement with Solar, dated August 17, 2005 (incorporated by reference to the Company’s Form 10-QSB/A filed with the Commission on September 7, 2005)

10(ii) *	Securities Exchange Agreement and Plan of Exchange with Solar, dated January 12, 2007 (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 19, 2007)

10(iii) *

Settlement and Release Agreement between the Company, Planktos, Russ George, Solar, and Nelson Skalbania dated February 22, 2008 (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 31, 2008)

14	Code of Ethics adopted April 1, 2008.

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previous filings of the Company.