Form 10-Q
period 2008-03-31
PLANKTOS CORP
filed 2008-05-20
CIK 1076505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

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

(604) 669-4771

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

At May 20, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 84,751,838.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	4
Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2008 and March 31, 2007 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and March 31, 2007and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4T. Controls and Procedures	17

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	17
ITEM 1A. Risk Factors	17
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 3. Defaults upon Senior Securities	20
ITEM 4. Submission of Matters to a Vote of Securities Holders	20
ITEM 5. Other Information	20
ITEM 6. Exhibits	20
Signatures	21
Index to Exhibits	22

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Planktos Corp., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$152,032	$56,560
Advances receivable	200	-

Total Current Assets	152,232	56,560

OTHER ASSETS
Vessels and other fixed assets, net of depreciation	-	787,561
Deposits	4,720	4,720

Total Other Assets	4,720	792,281

TOTAL ASSETS	$156,952	$848,841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$91,546	$187,968
Other accrued liabilities	-	3,242
Accrued interest payable – related parties	32,614	32,614
Loan payable – related parties	147,511	547,511

Total Current Liabilities	271,671	771,335

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 250,000,000 shares of $0.001 par
value, issued and outstanding 84,751,838 at March 31,
2008 and 84,751,838 shares at December 31, 2007	84,752	84,752
Additional paid-in capital	3,671,624	3,671,624
Deficit accumulated during development stage	(3,871,095)	(3,678,870)

Total Stockholders' Equity (Deficit)	(114,719)	77,506
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	$156,952	$848,841

The accompanying condensed notes are an integral part of these financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
			From Inception (February 11, 2005
	For the Three Months Ended March 31,		to March 31, 2008)

	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-

OPERATING EXPENSES
Bad debt expense	-	-	32,876
General and administrative	66,949	169,131	1,096,718
Total Operating Expenses	66,949	169,131	1,129,594

LOSS FROM OPERATIONS	(66,949)	(169,131)	(1,129,594)

OTHER INCOME (EXPENSE)
Other income	600	-	11,719
Other income- related party	-	-	61,000
Interest income	3	-	3,525
Interest expense	(7,000)	-	(80,715)
Total Other Income (Expense)	(6,397)	-	(4,471)

NET LOSS BEFORE INCOME TAX	(73,346)	(169,131)	(1,134,065)
INCOME TAX EXPENSE	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(73,346)	(169,131)	(1,134,065)
LOSS ON DISCONTINUED OPERATIONS	(118,879)	-	(2,737,030)

NET LOSS	$(192,225)	$(169,131)	$(3,871,095)

NET LOSS PER SHARE, CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.03)

NET LOSS PER SHARE, DISCONTINUED OPERATIONS	$(0.00)	$-	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	84,751,838	83,073,838	43,131,680

The accompanying condensed notes are an integral part of these financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception (February 11, 2005
	For the Three Months Ended March 31,		to March 31, 2008)

	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,346)	$(169,131)	$(1,134,065)
Adjustments to reconcile net loss to net cash
(Used) in operating activities:
Depreciation	-	8,707	35,745
Expenses paid through contribution of paid in capital	-	-	41,101
(Increase) decrease in deposits	-	-	(4,720)
(Increase) decrease in prepaid expense& misc. receivable	-	-	-
Increase (decrease) in accounts payable	(96,422)	3,627	91,547
Increase (decrease) in other liabilities	(3,242)	43,000	-
Increase (decrease) in accrued interest payable	-	-	32,614
Net Cash (Used in) Continuing Operating Activities	(173,010)	(113,797)	(937,778)
Net Cash (Used in) Discontinued Operating Activities	(331,318)	-	(2,949,469)
Net Cash Provided by (Used in) Operating Activities	(504,328)	(113,797)	(3,887,247)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vessel and other fixed asset	-	(814,141)	(823,306)
Sale of vessel	1,000,000		1,000,000
Acquisition of business	-	-	72,700
Net Cash Provided by (Used in) Investing Activities	1,000,000	(814,141)	249,394
CASH FLOWS FROM FINANCING ACTIVITIES:
Issued common stock for cash	-	1,656,000	2,877,085
Affiliate receivable	(200)	(479,999)	5,624
Affiliate payable	-	-	(5,824)
Proceeds from payable - related party	-	98,000	1,589,750
Loan principal repayments	(400,000)	(175,000)	(676,750)
Net Cash Provided by (Used in) Financing Activities	(400,200)	1,099,001	3,789,885
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	95,472	171,063	152,032
CASH AT BEGINNING OF PERIOD	56,560	67,121	-
CASH AT END OF PERIOD	$152,032	$238,184	$152,032
SUPPLIMENTAL CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:

During 2005, the Company issued 78,711,311 shares of common stock to satisfy debt of $997,010.

During 2006, the Company converted $99,541 of accounts payable - related party to loan payable - related party.

During 2007, the Company issued 50,000 shares of common stock for services provided by one of our directors valued at $46,000.

The accompanying condensed notes are an integral part of these financial statements.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

The Company was engaged in the carbon offset business through efforts to prove out an “iron-fertilization” technology.

During December of 2007, the “iron-fertilization” prove-out program of Planktos, Inc. - our subsidiary (“Planktos”), was suspended and efforts are underway to wind down its operations. The Company has since terminated all employees, liquidated substantially all of its assets and, at March 31, 2008, was in the process of closing its Foster City, California office. As of March 31, 2008 this prove out program was suspended and $2,737,030 has been recognized as a loss in discontinued operations.

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2008 $39,734 exceeded federally insured limits.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Concentrations

The Company maintains its cash accounts in commercial banks. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) SFAS No.157, Fair Value Measurements (SFAS 157). The provisions of SFAS 157 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value. SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS 157 are described below.

Level 1:     Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:     Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:     Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2008.

Going Concern

As shown in the accompanying financial statements, the Company had a negative working capital of $119,439 and an accumulated deficit of $3,871,095 incurred through March 31, 2008. The Company is currently evaluating its “iron-fertilization” program and is currently seeking out a new business opportunity that might, if successful, mitigate those factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company plans on continuing to reduce expenses, and in the event that a new revenue producing business is acquired, believes that it will eventually be able to reverse the present deficit.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Going Concern - continued

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

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

Development Stage

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and re-defining its business operation in order to generate revenues.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 3 – VESSEL AND OTHER FIXED ASSETS

Vessel and other fixed assets consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Research Vessel “Weatherbird II”	$ -	$ 800,000
Marine Equipment	-	23,306
	-	823,306
Accumulated Depreciation	-	(35,745)
Net Vessel & Equipment	$ -	$ 787,561

On February 28, 2008, the Company completed the sale of the Weatherbird II for cash proceeds of $1,000,000. As a result, the Company recorded a gain of $212,439 in discontinued operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2008, the Company owes $147,511 in loans and $32,614 in accrued interest payable to related parties.

NOTE 5 – CAPITAL STOCK

Common Stock

There were no equity, stock option or stock warrant transactions for the three months ended March 31, 2008.

NOTE 6 – COMMITMENTS AND OBLIGATIONS

On February 21, 2008 Planktos executed an agreement to sell its sixty percent (60%) interest in Klimafa to Dr. David Gazdag in exchange for two hundred and fifty thousand dollars ($250,000) in the form of a convertible debenture with a repayment term being the earlier of ten years or Klimafa’s generation of cash flow, bearing four percent (4%) per annum, convertible into sequestered tones of carbon dioxide credits. As of March 31, 2008, this agreement has yet to be finalized.

NOTE 7 – DISCONTINUED OPERATIONS

In December 2007, the Company suspended its Iron-Fertilization Prove-Out operations and initiated negotiations for the sale of the related assets (See Note 1).  Accordingly, this business component has been presented as discontinued operations within the consolidated financial statements in accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13. As discussed in Note 1, the Company was engaged in research related to creation and sales of “Kyoto Protocol” certified emission reduction credits.

The loss from disposal of discontinued operations for the year ended December 31, 2007 and cumulatively for the three months ended March 31, 2008 were $2,575,491 and $2,737,030, respectively.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 8 – SUBSEQUENT EVENTS

On February 22, 2008 the Company and Planktos entered into a Settlement and Release Agreement with Russ George, Solar Energy Limited - our parent company (“Solar”), and Nelson Skalbania for the purposes of separating the services and know-how of Russ George, from each of the Company and Planktos. The agreement provided that Russ George resign his positions as the Company’s chief executive officer, chief financial officer and principal accounting officer, resign from the Company’s board of directors and return to Solar for cancellation 3,500,000 shares of Solar that were issued to him for his ownership interest in Planktos (and his interest in D2Fusion, Inc., a wholly owned subsidiary of Solar) in exchange for his right to the exclusive use of the name “Planktos” and the non-exclusive use of the proprietary know-how associated with “iron-fertilization”. On April 11, 2008, Solar’s 3,500,000 shares were returned to treasury and cancelled.

On April 30, the company closed its Foster City, California office.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

Discussion and Analysis

During December of 2007 the Company discontinued its “iron-fertilization” prove-out program and commenced efforts to wind-down its business. We continued these efforts through the three month period ended March 31, 2008, terminating all of our employees and divesting substantially all of our assets, including the sale of our research vessel on February 28, 2008. Subsequent to the current period, on April 30, 2008, we closed our Foster City, California office.

The Company, through our wholly owned subsidiary, Planktos, Inc. (“Planktos”), had been focused on reviving marine as well as land based ecosystem health and biodiversity with the intention of slowing global climate change. We had launched a two year “iron-fertilization” pilot project to restore hundreds of millions of tons of missing plankton plant life in the open seas to sequester tens of millions of tons of CO2, thereby generating what we believe would be the largest volume of low-cost greenhouse gas offsets or “carbon credits” available to commercial, governmental and green consumer clients.

Following the decision to wind-down our business the Company and Planktos entered into a Settlement and Release Agreement dated February 22, 2008 with Solar Energy Limited (our parent company, “Solar”), Russ George, and Nelson Skalbania for the purposes of separating the services and know-how of Russ George, from each of the Company and Planktos. The agreement provided that Mr. George resign his executive officer and directorship positions with the Company and return to Solar for cancellation 3,500,000 shares of Solar that were issued to him for his ownership interest in Planktos. The agreement provides Mr. George with the exclusive right to use the name “Planktos” and the non-exclusive right to use proprietary know-how associated with “iron-fertilization.”

KlimaFa S.A. (“KlimaFa”), Planktos’ former Hungarian subsidiary, intends to plant thousands of hectares of new, permanently protected, native forests in the national parks system of the European Union to produce low cost “carbon credits.” On February 21, 2008 Planktos executed an agreement to sell its 60 % interest in KlimaFa to Dr. David Gazdag in exchange for $250,000 in the form of a convertible debenture with a repayment term being the earlier of ten years or Klimafa’s generation of cash flow, bearing four percent per annum, convertible into sequestered tons of “carbon credits.” As of March 31, 2008, this agreement had yet to be finalized.

The Company’s plan of operation over the next twelve months will require a minimum of $100,000 to (i) reconsider its objectives with respect to carbon sequestration in general, and “iron fertilization” in particular; or (ii) identify a suitable business opportunity for development through merger or acquisition. Should, the Company decide to remain involved with carbon sequestration or alternatively decide to develop a business opportunity through merger or acquisition, our funding requirements will change.
The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Substantially all of the capital raised to date has been allocated in some manner to a prove-out of Planktos’ “iron fertilization” program.

Results of Operations

During the three month period ended March 31, 2008, the Company was focused on (i) winding down its intended carbon sequestration business, (ii) disposing of essentially all of its assets including the research vessel, (iii) finalizing an agreement to separate from the services offered by Russ George, (iv) reaching an agreement to sell KlimaFa, and (v) satisfying continuous public disclosure requirements.

The Company has not generated any revenues since inception. Since we have suspended operations and have no current ability to generate revenue, we expect to continue to incur losses for the foreseeable future.

Net Losses

For the period from inception until March 31, 2008, the Company incurred a net loss of $3,871,095. Net losses for the three month period ended March 31, 2008 were $192,225 as compared to $169,131 for the three month period ended March 31, 2007. The Company’s net losses in the current period are primarily attributable to general and administrative expenses of $66,949 and losses from discontinued operations of $118,879. General and administrative expenses include accounting expenses, professional fees, consulting fees, and costs associated with the preparation of disclosure documentation while losses from discontinued operations are the result of the suspension of efforts dedicated to the sequestration of CO2.

Capital Expenditures

During the year ended December 31, 2007, the Company expended $800,000 on its former research vessel which was sold during the current three month period for $1,000,000 and $23,306 on marine equipment. Otherwise, we have expended no significant amounts on capital expenditures for the period from inception to March 31, 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity. We have been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans.

Cash flow used in operating activities was $3,887,247 for the period from inception to March 31, 2008. Cash flow used in operating activities for the three month period ended March 31, 2008 was $504,328 as compared to $113,797 for the three month period ended March 31, 2007. The increase in cash flow used in operating activities in the current period was due primarily to cash used in discontinued operations.

Cash flow provided by investing activities was $249,394 for the period from inception to March 31, 2008. Cash flow provided by investing activities for the three month period ended March 31, 2008 was $1,000,000 as compared to $814,141 used in investing activities for the three month period ended March 31, 2007. Cash flow provided by investing activities in the current period is attributed to the sale of our research vessel.

Cash flow provided by financing activities was $3,789,885 for the period from inception to March 31, 2008. Cash flow used in financing activities for the three month period ended March 31, 2008 was $400,200 as compared to $1,099,001 provided by financing activities for the three month period ended March 31, 2007. Cash flow used in financing activities in the current period can be primarily attributed to loan repayments.

The Company had a working capital deficit of $119,439 as of March 31, 2008, down from $714,775 as of December 31, 2007. As of March 31, 2008 our total assets were $156,952 and our total current assets were $152,232, consisting almost entirely of cash. As of March 31, 2008 our current liabilities were $271,671, consisting of a loan payable to a related party, with interest, and accounts payable. Net stockholders' deficit in the Company was $114,719 as of March 31, 2008 as compared to a net stockholders’ equity of $77,506 at December 31, 2007.

The Company’s current assets are insufficient to conduct our plan of operation over the next twelve months and we will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding has had a material adverse affect on our plan of operation and will continue to diminish our efforts.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of March 31, 2008.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company sold its research vessel for $1,000,000 during the three month period ended March 31, 2008 and otherwise has no plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off Balance Sheet Arrangements

As of March 31, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $3,678,870 as of December 31, 2007. Our accumulated deficit increased to $3,871,095 as of March 31, 2008. Our ability to continue as a going concern is subject to the ability of the Company to obtain the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from a suitable business opportunity that has not yet been identified; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Mary Ruth Ladd against the Company and certain individuals affiliated to the Company on October 3, 2007 in the Superior Court of the State of California, County of San Francisco in connection with allegations of discrimination and retaliation against a whistle blower, wrongful termination, fraud, breach of contract, wrongful business acts and intentionally causing injury in the workplace. The claim seeks $58,280 in lost wages in addition to certain employee benefits and punitive damages. The Company has retained counsel to respond to these allegations and denies any liability for these alleged causes of action.

ITEM 1A.     RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

We have essentially suspended all operations and our ability to continue is in doubt.

During December of 2007 the Company suspended its “iron-fertilization” prove out efforts and commenced efforts to wind down its business including the sale of assets and termination of employees. The Company’s limited financial resources and absence of ongoing business operations place its ongoing operation in doubt.

We have a history of significant operating losses and such losses may continue in the future.

Since the beginning or our development stage, our operations have resulted in a continuation of losses and an accumulated deficit of $3,871,095 at December 31, 2007. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

The Company’s limited financial resources cast severe doubt on our ability to develop a profitable business opportunity.

The Company’s future operation is dependent upon its ability to develop a profitable business opportunity. However, the prospect of developing such an opportunity is doubtful due to the Company’s limited financial resources. Since we are a “shell” company, our ability to improve this financial condition through debt or equity offerings is limited. Such limitation may act as a deterrent in future negotiations with prospective business opportunities. Should we be unable to develop a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 22 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planktos Corp.

/s/ Robert Fisher                              Date: May 20, 2008

Robert Fisher

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit         Description

3(i)(a)*         Articles of Incorporation (incorporated by reference to the Company’s Form 10-SB filed with the Commission on January 31, 2000)

3(i)(b)*         Amendment of the Company’s Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Commission on September 24, 2002)

3(i)(c)*         Amendment of the Company’s Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Commission on August 10, 2007)

3(i)(d)*         Amendment of the Company’s Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Commission on August 10, 2007)

3(i)(e)*         Amendment of the Company’s Articles of Incorporation (incorporated by reference to the Company’s Form 8-K filed with the Commission on August 10, 2007)

3(ii)*             By-laws (incorporated herein by reference to the Company’s Form 10-SB filed with the Commission on January 31, 2000)

10(i)*            Iron-Fertilization Prove-Out and Purchase Agreement with Solar, dated August 17, 2005 (incorporated by reference to the Company’s Form 10-QSB/A filed with the Commission on September 7, 2005)

10(ii)*           Securities Exchange Agreement and Plan of Exchange with Solar, dated January 12, 2007 (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 19, 2007)

10(iii)*          Settlement and Release Agreement between the Company, Planktos, Russ George, Solar, and Nelson Skalbania dated February 22, 2008 (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 31, 2008)

14*              Code of Ethics adopted April 1, 2008(incorporated herein by reference to Form 10-K dated April 29, 2008).

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