Form 10-Q
period 2008-06-30
PLANKTOS CORP
filed 2008-08-19
CIK 1076505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

At August 18, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 84,751,838.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	4
Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and June 30, 2007 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 and June 30, 2007and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4T. Controls and Procedures	17

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	18
ITEM 1A. Risk Factors	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 3. Defaults upon Senior Securities	20
ITEM 4. Submission of Matters to a Vote of Securities Holders	21
ITEM 5. Other Information	21
ITEM 6. Exhibits	21
Signatures	22
Index to Exhibits	23

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

PLANKTOS CORP
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$87,539	$56,560
Advances receivable	200	-

Total Current Assets	87,739	56,560

OTHER ASSETS
Vessels and other fixed assets, net of depreciation	-	787,561
Deposits	-	4,720

Total Other Assets	-	792,281

TOTAL ASSETS	$87,739	$848,841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$87,531	$187,968
Other accrued liabilities	-	3,242
Accrued interest payable – related parties	-	32,614
Advances payable – related parties	147,511	547,511

Total Current Liabilities	235,042	771,335

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 250,000,000 shares
of $0.001 par value, issued and outstanding 84,751,838 at
June 30, 2008 and 84,751,838 shares at December 31, 2007	84,752	84,752
Additional paid-in capital	3,671,624	3,671,624
Deficit accumulated during development stage	(3,903,679)	(3,678,870)

Total Stockholders' Equity (Deficit)	(147,303)	77,506
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	$87,739	$848,841

The accompanying condensed notes are an integral part of these consolidated financial statements.

PLANKTOS CORP
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS					From Inception
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		(February 11, 2005 to June 30, 2008)
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Bad debt expense	-	-	-	-	32,876
General and administrative	33,601	39,181	100,550	208,312	1,130,319
Total Operating Expenses	33,601	39,181	100,550	208,312	1,163,195

LOSS FROM OPERATIONS	(33,601)	(39,181)	(100,550)	(208,312)	(1,163,195)

OTHER INCOME (EXPENSE)
Other income	1,085	-	1,685	-	12,804
Other income- related party	-	-	-	-	61,000
Interest income	-	-	3	-	3,525
Interest expense	-	-	(7,000)	-	(80,715)
Total Other Income (Expense)	1,085	-	(5,312)	-	(3,386)

NET LOSS BEFORE INCOME TAX	(32,516)	(39,181)	(105,862)	(208,312)	(1,166,581)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(32,516)	(39,181)	(105,862)	(208,312)	(1,166,581)
LOSS ON DISCONTINUED OPERATIONS	(68)	-	(118,947)	-	(2,737,098)

NET LOSS	$(32,584)	$(39,181)	$(224,809)	$(208,312)	$(3,903,679)

NET LOSS/SHARE, CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

NET LOSS/SHARE, DISCONTINUED OPERATIONS	$(0.00)	$-	$(0.00)	$-	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	84,751,838	83,273,838	84,751,838	82,947,588	43,131,680

The accompanying condensed notes are an integral part of these consolidated financial statements.

PLANKTOS CORP
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS			From
			Inception (February 11, 2005
	For the Six Months Ended		to June 30,
	June 30,		2008)
	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(105,862)	$(208,312)	$(1,166,581)
Adjustments to reconcile net loss to net cash
(Used) in operating activities:
Depreciation	-	17,414	35,745
Stock issued for services	-	43,000
Expenses paid through contribution of paid in capital	-	-	41,101
(Increase) decrease in deposits	4,720	-	-
(Increase) decrease in prepaid expense & misc receivable	-	(791,370)	-
Increase (decrease) in accounts payable	(100,437)	8,773	87,532
Increase (decrease) in other liabilities	(3,242)	-	-
Increase (decrease) in accrued interest payable	-	-	32,614
Net Cash (Used in) Continuing Operating Activities	(204,821)	(930,495)	(969,589)
Net Cash (Used in) Discontinued Operating Activities	(364,000)	-	(2,982,151)
Net Cash (Used in) Operating Activities	(568,821)	(930,495)	(3,951,740)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vessel and other fixed asset	-	(814,141)	(823,306)
Sale of vessel	1,000,000	-	1,000,000
Acquisition of business	-	-	72,700
Net Cash (Used in) Investing Activities	1,000,000	(814,141)	249,394
CASH FLOWS FROM FINANCING ACTIVITIES:
Issued common stock for cash	-	1,755,985	2,877,085
Affiliate receivable	(200)	-	5,624
Affiliate payable	-	-	(5,824)
Proceeds from payable - related party	-	-	1,589,750
Loan principal repayments	(400,000)	(64,001)	(676,750)
Net Cash Provided by Financing Activities	(400,200)	1,691,984	3,789,885
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	30,979	(52,652)	87,539
CASH AT BEGINNING OF PERIOD	56,560	67,121	-
CASH AT END OF PERIOD	$87,539	$14,469	$87,539
SUPPLIMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
During 2005, the Company issued 78,711,311 shares of common stock to satisfy debt of $997,010.
During 2006, the Company converted $99,541 of accounts payable - related party to loan payable - related party.
During 2007, the Company issued 50,000 shares of common stock for services provided by one of our directors valued at $46,000.

The accompanying condensed notes are an integral part of these consolidated financial statements.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Planktos Corp. (the “Company”) was incorporated as “eWorld Travel Corp” on December 10, 1998 under the laws of the state of Nevada. On September 23, 2002, the Company changed its name to “GYK Ventures, Inc.” and on July 8, 2005, the Company changed its name to “Diatom Corporation”. The Company changed its name to “Planktos Corp.” on March 8, 2007.

The Company was engaged in the carbon offset business through efforts to prove out an “iron-fertilization” technology but in December 2007 the “iron-fertilization” prove out program was suspended and operations were wound down. The Company has since terminated all employees, liquidated substantially all of its assets, and closed its California office. As of June 30, 2008, $2,737,098 has been recognized as a loss in discontinued operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2008, all of the Company’s cash was within federally insured limits.

Concentrations

The Company maintains its cash accounts in commercial banks. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2008.

Going Concern

As shown in the accompanying financial statements, the Company had a negative working capital of $147,303 and an accumulated deficit of $3,903,679 incurred through June 30, 2008. The Company is currently seeking out a new business opportunity that might, if successful, mitigate those factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company plans on continuing to reduce expenses, and in the event that a new revenue producing business is acquired, believes that it will eventually be able to reverse the present deficit.

An estimated $100,000 is believed necessary to continue operations until such time as our “iron fertilization” program is resumed or a new business opportunity is acquired. In the event that we acquire a new business opportunity, the timing and amount of capital requirements will depend on a number of factors, including the demand for products or services, the availability of opportunities for expansion through affiliations and other business relationships. Management intends to seek additional capital from new equity securities offerings that will provide the funds needed to increase liquidity, fund internal growth and fully implement its business plan.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Recent Accounting Pronouncements - continued

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

NOTE 3 – VESSEL AND OTHER FIXED ASSETS

Vessel and other fixed assets consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Research Vessel “Weatherbird II”	$ -	$ 800,000
Marine Equipment	-	23,306
	-	823,306
Accumulated Depreciation	-	(35,745)
Net Vessel & Equipment	$ -	$ 787,561

On February 28, 2008, the Company completed the sale of the Weatherbird II for cash proceeds of $1,000,000. As a result, the Company recorded a gain of $212,439 in discontinued operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2008, the Company owes $97,511 for expenses and $50,000 from cash advances to related parties. The cash advances bear no interest and are unsecured.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

NOTE 5 – CAPITAL STOCK

Common Stock

There were no equity, stock option or stock warrant transactions for the six months ended June 30, 2008.

NOTE 6 – COMMITMENTS AND OBLIGATIONS

On February 21, 2008 Planktos executed an agreement to sell its sixty percent (60%) interest in Klimafa to Dr. David Gazdag in exchange for two hundred and fifty thousand dollars ($250,000) in the form of a convertible debenture with a repayment term being the earlier of ten years or Klimafa’s generation of cash flow, bearing four percent (4%) per annum, convertible into sequestered tones of carbon dioxide credits. As of June 30, 2008, this agreement has yet to be finalized.

NOTE 7 – DISCONTINUED OPERATIONS

In December 2007, the Company suspended its Iron-Fertilization Prove-Out operations and initiated negotiations for the sale of the related assets.  Accordingly, this business component has been presented as discontinued operations within the consolidated financial statements in accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13. The Company was engaged in research related to creation and sales of “Kyoto Protocol” certified emission reduction credits.

The loss from disposal of discontinued operations for the year ended December 31, 2007 and cumulatively for the six months ended June 30, 2008 were $2,575,491 and $2,737,098, respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2008.

Discussion and Analysis

During December of 2007 the Company discontinued its “iron-fertilization” prove-out program and commenced efforts to wind-down its business. We continued these efforts through the six month period ended June 30, 2008, terminating all of our employees, divesting substantially all of our assets including our research vessel, and closing our California office.

The Company’s plan of operation over the next twelve months will require a minimum of $100,000 to (i) reconsider its objectives with respect to carbon sequestration in general, and “iron fertilization” in particular or (ii) identify a suitable business opportunity for development through merger or acquisition. Should, the Company decide to remain involved with carbon sequestration or alternatively decide to develop a business opportunity through merger or acquisition, our funding requirements will change. We will also require up to $300,000 to satisfy current liabilities, which funding is currently not available.

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Substantially all of the capital raised to date has been allocated in some manner to a prove-out of our suspended “iron fertilization” program.

Results of Operations

During the three and six month periods ended June 30, 2008, the Company was focused on (i) winding down its intended carbon sequestration business, (ii) disposing of essentially all of its assets including the research vessel, (iii) finalizing an agreement to separate from the services offered by Russ George, our prior President and CEO, and (iv) satisfying continuing public disclosure requirements.

The Company has not generated any revenues since inception. Since we have suspended operations and have no current ability to generate revenue, we expect to continue to incur losses for the foreseeable future.

Net Losses

For the period from inception until June 30, 2008, the Company incurred a net loss of $3,903,679. Net losses for the three month period ended June 30, 2008 were $32,584 as compared to $39,181 for the three month period ended June 30, 2007. Net losses for the six month period ended June 30, 2008 were $224,809 as compared to $208,312 for the six month period ended June 30, 2007. The Company’s net losses in the current periods are primarily attributable to general and administrative expenses and losses from discontinued operations. General and administrative expenses include accounting expenses, professional fees, consulting fees, and costs associated with the preparation of disclosure documentation while losses from discontinued operations are primarily consulting fees and office related costs.

Capital Expenditures

During the year ended December 31, 2007, the Company expended approximately $800,000 on a research vessel and research equipment which was sold during the six month period ended June 30, 2008 for $1,000,000. Otherwise, we have expended no significant amounts on capital expenditures for the period from inception to June 30, 2008.

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

The Company had a working capital deficit of $147,303 as of June 30, 2008, down from $714,775 as of December 31, 2007. As of June 30, 2008 our total assets consisted of $87,539 in cash and $200 in advances receivable. Our current liabilities were $235,042, consisting of advances payable to related parties and accounts payable. Net stockholders' deficit in the Company was $147,303 as of June 30, 2008 as compared to a net stockholders’ equity of $77,506 at December 31, 2007.

Cash flow used in operating activities was $3,951,740 for the period from inception to June 30, 2008. Cash flow used in operating activities for the six month period ended June 30, 2008 was $568,821 as compared to $152,978 for the six month period ended June 30, 2007. The increase in cash flow used in operating activities in the current period was due primarily to net losses, discontinued operations and a decrease in accounts payable.

Cash flow provided by investing activities was $249,394 for the period from inception to June 30, 2008. Cash flow provided by investing activities for the six month period ended June 30, 2008 was $1,000,000 as compared to $814,141 used in investing activities for the six month period ended June 30, 2007. Cash flow provided by investing activities in the current period is attributed to the sale of our research vessel and related equipment.

Cash flow provided by financing activities was $3,789,885 for the period from inception to June 30, 2008. Cash flow used in financing activities for the six month period ended June 30, 2008 was $400,200 as compared to $1,691,984 provided by financing activities for the six month period ended June 30, 2007. Cash flow used in financing activities in the current period can be primarily attributed to loan repayments.

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

The Company had no lines of credit or other bank financing arrangements as of June 30, 2008.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors as of June 30, 2008.

The Company sold its research vessel for $1,000,000 during the three month period ended June 30, 2008 and otherwise has no plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off Balance Sheet Arrangements

As of June 30, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $3,678,870 as of December 31, 2007. Our accumulated deficit increased to $3,903,679 as of June 30, 2008. Our ability to continue as a going concern is subject to the ability of the Company to obtain the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from the resumption of carbon sequestration operations or from a suitable business opportunity that has not yet been identified; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

The Company has no outstanding stock options or related stock option expense as of June 30, 2008.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the beginning or our development stage, our operations have resulted in a continuation of losses and an accumulated deficit of $3,903,679 at June 30, 2008. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

The Company will require additional funds, either through equity offerings or debt placements to develop our operations.  However, since we are a “shell” company, our ability to improve this financial condition through debt or equity offerings is limited.  Such additional capital may result in dilution to our current shareholders. Our ability to meet short-term and long-term financial commitments depends on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planktos Corp.

/s/ Joel Dumaresq                               Date: August 18, 2008

Joel Dumaresq

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

14*         Code of Ethics adopted April 1, 2008 (incorporated herein by reference to Form 10-K dated April 29, 2008).

31          Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32         Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

      *      Incorporated by reference to previous filings of the Company.