Form 10-Q
period 2008-09-30
PLANKTOS CORP
filed 2008-11-12
CIK 1076505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-28429

PLANKTOS CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	68-0423301 (I.R.S. Employer Identification No.)

73200 El Paseo, Ste #2H, Palm Desert, CA 92260

(Address of principal executive offices) (Zip Code)

(760) 773-1111

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

At November 12, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 84,751,838.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	4
Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 and September 30, 2007 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2008 and September 30, 2007and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4T. Controls and Procedures	17

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	17
ITEM 1A. Risk Factors	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 3. Defaults upon Senior Securities	20
ITEM 4. Submission of Matters to a Vote of Securities Holders	20
ITEM 5. Other Information	20
ITEM 6. Exhibits	20
Signatures	21
Index to Exhibits	22

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

PLANKTOS CORP
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$78,013	$56,560
Advances receivable	200	-
Total Current Assets	78,213	56,560

OTHER ASSETS
Vessels and other fixed assets, net of depreciation	-	787,561
Deposits	-	4,720
Total Other Assets	-	792,281

TOTAL ASSETS	$78,213	$848,841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$91,195	$187,968
Other accrued liabilities	-	3,242
Accrued interest payable – related parties	-	32,614
Advances payable – related parties	145,338	547,511
Total Current Liabilities	236,533	771,335

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 250,000,000 shares of $0.001
par value, issued and outstanding 84,751,838 at September
30, 2008 and December 31, 2007	84,752	84,752
Additional paid-in capital	3,671,824	3,671,624
Deficit accumulated during development stage	(3,914,896)	(3,678,870)
Total Stockholders' Equity (Deficit)	(158,320)	77,506
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	$78,213	$848,841

The accompanying condensed notes are an integral part of these consolidated financial statements.

PLANKTOS CORP
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
					From Inception (February 11, 2005 to
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		Sept. 30,2008)
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Bad debt expense	-	-	-	-	32,876
General and administrative	12,278	281,408	112,828	934,138	1,142,597
Research and development	-	100,000	-	225,000	-
Vessel operating expenses	-	172,702	-	690,469	-
Total Operating Expenses	12,278	554,110	112,828	1,849,607	1,175,473
LOSS FROM OPERATIONS	(12,278)	(554,110)	(112,828)	(1,849,607)	(1,175,473)

OTHER INCOME (EXPENSE)
Other income	-	13,606	1,685	23,258	12,804
Other income- related party	-	-	-	-	61,000
Interest income	-	328	3	334	3,525
Other expense	-	-	-	(27,500)	-
Interest expense	-	(17,951)	(7,000)	(17,951)	(80,715)
Total Other Income (Expense)	-	(4,017)	(5,312)	(21,859)	(3,386)

NET LOSS BEFORE INCOME TAX	(12,278)	(558,127)	(118,140)	(1,871,466)	(1,178,859)
INCOME TAX EXPENSE	-	-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(12,278)	(558,127)	(118,140)	(1,871,466)	(1,178,859)
LOSS ON DISCONTINUED OPERATIONS	1,061	-	(117,886)	-	(2,736,037)
NET LOSS	$(11,217)	$(558,127)	$(236,026)	$(1,871,466)	$(3,914,896)

NET LOSS PER SHARE, CONTINUING OPERATIONS	$(0.00)	$(0.01)	$(0.00)	$(0.02)	$(0.03)
NET LOSS PER SHARE, DISCONTINUED OPERATIONS	$-	$-	$-	$-	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	84,751,838	84,751,838	84,751,838	84,751,838	45,265,150

The accompanying condensed notes are an integral part of these consolidated financial statements.

PLANKTOS CORP
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception (February 11, 2005 to
	For the Nine Months Ended September 30,		September 30, 2008)
	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(118,140)	$(1,871,466)	$(1,178,859)
Adjustments to reconcile net loss to net cash
(Used) in operating activities:
Depreciation	-	9,165	35,745
Expenses paid through contribution of paid in capital	-	-	41,101
(Increase) decrease in deposits	4,720	-	-
(Increase) decrease in prepaid expense& misc receivable	-	(779)	-
Increase (decrease) in accounts payable	(96,773)	49,232	91,396
Increase (decrease) in other liabilities	(3,242)	(4,007)	-
Increase (decrease) in accrued interest payable	-	-	32,614
Net Cash (Used in) Continuing Operating Activities	(213,435)	(1,817,855)	(978,203)
Net Cash (Used in) Discontinued Operating Activities	(362,939)	-	(2,981,090)
Net Cash (Used in) Operating Activities	(576,374)	(1,817,855)	(3,959,293)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vessel and other fixed asset	-	-	(823,306)
Sale of vessel	1,000,000	-	1,000,000
Acquisition of business	-	1,104,892	72,700
Net Cash (Used in) Investing Activities	1,000,000	1,104,892	249,394
CASH FLOWS FROM FINANCING ACTIVITIES:
Issued common stock for cash	-	853,000	2,877,085
Affiliate receivable	(200)	(2,089)	5,624
Affiliate payable	-	(5,824)	(5,824)
Proceeds from payable - related party	-	300,350	1,589,750
Loan principal repayments	(402,173)	-	(678,923)
Net Cash Provided by Financing Activities	(402,373)	1,145,437	3,787,712
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	21,453	432,474	78,013
CASH AT BEGINNING OF PERIOD	56,560	154,238	-
CASH AT END OF PERIOD	$78,013	$586,712	$78,013
SUPPLIMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:

During 2005 the Company issued 78,711,311 shares of common stock to satisfy debt of $997,010

During 2006 the Company converted $99,541 of accounts payable - related party to loan payable - related party

During 2007 the Company issued 50,000 shares of common stock for services provided by a director valued at $46,000

The accompanying condensed notes are an integral part of these consolidated financial statements.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

In December 2007, Planktos’ “iron-fertilization” prove out program was suspended and efforts are underway to wind down its operations. The Company has since terminated all employees, liquidated substantially all of its assets and closed its Foster City, California office. As of September 30, 2008 this prove out program was suspended and $2,736,037 has been recognized as a loss in discontinued operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2008, all of the Company’s cash was within Federally insured limits.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Level 2:     Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. The Company’s Level 2 liabilities represent a convertible debenture. Fair value of the debenture at period end is determined by Principal and interest converted at a 15% market discount into common shares of the Company at an average trading price of the previous 10 days once the holder has given the Company notice of conversion, the maximum conversion price is $0.75 per common share.

Level 3:     Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September, 2008.

Going Concern

As shown in the accompanying financial statements, the Company had a negative working capital of $158,520 and an accumulated deficit of $3,914,896 incurred through September 30, 2008. The Company is currently seeking out a new business opportunity that might, if successful, mitigate those factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company plans on continuing to reduce expenses, and in the event that a new revenue producing business is acquired, believes that it will eventually be able to reverse the present deficit.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

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

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 3 – VESSEL AND OTHER FIXED ASSETS

Vessel and other fixed assets consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Research Vessel “Weatherbird II”	$ -	$ 800,000
Marine Equipment	-	23,306
	-	823,306
Accumulated Depreciation	-	(35,745)
Net Vessel & Equipment	$ -	$ 787,561

On February 28, 2008, the Company completed the sale of the Weatherbird II for cash proceeds of $1,000,000. As a result, the Company recorded a gain of $212,439 in discontinued operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2008, the Company owes $97,511 for expenses and $47,827 from cash advances to related parties. The cash advances bear no interest and are unsecured.

NOTE 5 – CAPITAL STOCK

Common Stock

There were no equity, stock option or stock warrant transactions for the nine months ended September 30, 2008.

NOTE 6 – DISCONTINUED OPERATIONS

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
The loss from disposal of discontinued operations for the year ended December 31, 2007 and cumulatively for the nine months ended September 30, 2008 were $2,575,491 and $2,736,037, respectively.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

NOTE 7 – SUBSEQUENT EVENTS

On October 2, 2008, the Company announced the appointments of Enrique J. Lõpez de Mesa of Toronto, Ontario, as director and CEO of the Company and Michael Gobuty of Rancho Mirage, California, as director of the Company.

The Company is negotiating to acquire 100% of the shares of a private company called Churchill Mining Corp. (CMC). The sole asset of CMC is the right to acquire and re-develop two major copper properties in N.E. British Columbia. The two properties were formerly owned by Churchill Copper Corp and Davis-Keays Mining Corp.

The Company intends to change its name to Lobo Resources, Inc. and to consolidate existing common shares on a 20:1 basis. A private placement to raise up to one million dollars ($1,000,000) for working capital is anticipated post share consolidation.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2008.

Discussion and Analysis

During December of 2007 the Company discontinued its “iron-fertilization” prove-out program and commenced efforts to wind-down its business. We continued these efforts through the nine month period ended September 30, 2008, terminating all of our employees, divesting substantially all of our assets including our research vessel, and closing our California office.

The Company is negotiating to acquire 100% of Churchill Mining Corp. (“Churchill”) a private company. The sole asset of Churchill is the right to acquire and re-develop two major copper properties in N.E. British Columbia. The two properties are owned by Churchill Copper Corp and Davis-Keays Mining Corp. We intend to change our name to Lobo Resources, Inc. and to consolidate existing common shares on a 20:1 basis.

The Company’s plan of operation over the next twelve months will require a minimum of $1,000,000 in working capital. We will also require up to $250,000 to satisfy current liabilities, which funding is currently not available. Should we not acquire Churchill, we will continue our search for a business opportunity to develop through merger or acquisition and our funding requirements will change.

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Substantially all of the capital raised to date has been allocated in some manner to a prove-out of our suspended “iron fertilization” program.

Results of Operations

During the three and nine month periods ended September 30, 2008, the Company was focused on (i) winding down its intended carbon sequestration business, (ii) disposing of essentially all of its assets including the research vessel, (iii) finalizing an agreement to separate from the services offered by Russ George, our former president and CEO, (iv) entering into negotiations to acquire Churchill and (v) satisfying continuing public disclosure requirements.

The Company has not generated any revenues since inception. Since we have suspended operations and have no current ability to generate revenue, we expect to continue to incur losses for the foreseeable future.

Net Losses

For the period from inception until September 30, 2008, the Company incurred a net loss of $3,914,896. Net losses for the three month period ended September 30, 2008 were $11,217 as compared to $558,127 for the three month period ended September 30, 2007. Net losses for the nine month period ended September 30, 2008 were $236,026 as compared to $1,871,466 for the nine month period ended September 30, 2007. The Company’s net losses in the current periods are primarily attributable to general and administrative expenses and losses from discontinued operations. General and administrative expenses include accounting expenses, professional fees, consulting fees, and costs associated with the preparation of disclosure documentation while losses from discontinued operations are primarily consulting fees and office related costs.

Capital Expenditures

During the year ended December 31, 2007, the Company expended approximately $800,000 on a research vessel and research equipment which was sold during the nine month period ended September 30, 2008 for $1,000,000. Otherwise, we have expended no significant amounts on capital expenditures for the period from inception to September 30, 2008.

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

The Company had a working capital deficit of $158,320 as of September 30, 2008, down from $714,775 as of December 31, 2007. As of September 30, 2008 our total assets consisted of $78,013 in cash and $200 in advances receivable. Our current liabilities were $236,533, consisting of advances payable to related parties and accounts payable. Net stockholders' deficit in the Company was $158,320 as of September 30, 2008 as compared to a net stockholders’ equity of $77,506 at December 31, 2007.

Cash flow used in operating activities was $3,959,293 for the period from inception to September 30, 2008. Cash flow used in operating activities for the nine month period ended September 30, 2008 was $576,374 as compared to $1,817,855 for the nine month period ended September 30, 2007. The decrease in cash flow used in operating activities in the current period was due primarily to a decrease in net losses.

Cash flow provided by investing activities was $249,394 for the period from inception to September 30, 2008. Cash flow provided by investing activities for the nine month period ended September 30, 2008 was $1,000,000 as compared to $1,104,892 used in investing activities for the nine month period ended September 30, 2007. Cash flow provided by investing activities in the current period is attributed to the sale of our research vessel and related equipment.

Cash flow provided by financing activities was $3,787,712 for the period from inception to September 30, 2008. Cash flow used in financing activities for the nine month period ended September 30, 2008 was $402,373 as compared to $1,145,437 provided by financing activities for the nine month period ended September 30, 2007. Cash flow used in financing activities in the current period can be primarily attributed to loan repayments.

The Company’s current assets are insufficient to conduct our plan of operation over the next twelve months and we will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available or available to the Company on acceptable terms. The Company’s shareholders may provide a source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding has had a material adverse affect on our plan of operation and will continue to diminish our efforts.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of September 30, 2008.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors as of September 30, 2008.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off Balance Sheet Arrangements

As of September 30, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $3,678,870 as of December 31, 2007. Our accumulated deficit increased to $3,914,896 as of September 30, 2008. Our ability to continue as a going concern is subject to the ability of the Company to obtain the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from a suitable business opportunity; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	the sufficiency of existing capital resources;

•	our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties related to the Company’s future business prospects;

•	the ability of the Company to generate revenues to fund future operations;

•	the volatility of the stock market; and

•	general economic conditions.

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

The Company has no outstanding stock options or related stock option expense as of September 30, 2008.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

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

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since the beginning or our development stage, our operations have resulted in a continuation of losses and an accumulated deficit of $3,914,896 at September 30, 2008. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

Solar Energy Limited owns and controls voting power over approximately 53% of the Company’s issued and outstanding stock. The concentration of such a large percentage of the Company’s stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders’ upon any and all matters presented to the Company’s shareholders.

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

Planktos Corp.

/s/ Enrique J. Lõpez de Mesa                         Date: November 12, 2008

Enrique J. Lõpez de Mesa

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