Form 10-K
period 2008-12-31
PLANKTOS CORP
filed 2009-04-15
CIK 1076505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

☐      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from       to      .

Commission file number: 000-28429

PLANKTOS CORP.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	68-0423301 (I.R.S. Employer Identification No.)

73200 El Paseo, Suite 2H, Palm Desert, California, 92260

(Address of principal executive offices) (Zip Code)

(760) 773-1111

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

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates (39,751,838 shares) was approximately $874,540 based on the average closing bid and asked prices ($0.022) for the common stock on April 14, 2009.

At April 14, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 84,751,838.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Company,” “it,” “its,” “we,” “our,” and “us” refer to Planktos Corp., and its subsidiaries and predecessors, unless context indicates otherwise.

Corporate History

The Company was incorporated as “eWorld Travel Corp” on December 10, 1998 to provide internet-based travel services. We changed our name to “GYK Ventures, Inc.” on September 23, 2002, and to “Diatom Corporation” on July 8, 2005. On March 7, 2007, we changed our name to “Planktos Corp.” to focus on carbon sequestration after entering into an agreement to acquire Planktos, Inc. from Solar Energy Limited (“Solar”) pursuant to a share exchange that caused the Company to become a majority controlled subsidiary of Solar.

The methods for sequestering carbon were intended to be by “iron-fertilization” of the oceans designed to generate plankton blooms in combination with reforestation projects as a means to resist global warming and quantify carbon credits.

The Company’s efforts to finance and conduct an “iron-fertilization” prove out program while at the same time attempting to fund a reforestation project in Hungary were not successful. A combination of poor market conditions, condemnation from certain environmental groups and local opposition to ocean research caused Planktos to suspend operations in December of 2007. By the end of the first quarter of 2008 the Company had sold it’s research vessel, terminated all employees and ceased operations.

The Company is currently without operations.

Planktos

The methods for sequestering carbon were intended to be by “iron-fertilization” of the oceans designed to generate plankton blooms in combination with reforestation projects as a means to resist global warming and quantify carbon credits.

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

On February 22, 2008 the Company and Solar entered into an agreement with Russ George, the proponent of the carbon sequestration processes, to separate itself and its subsidiaries from his management, pursuant to which Mr. George agreed to cancel 3.5 million shares of Solar in exchange for the non-exclusive use of the know how associated “iron-fertilization” and the exclusive use of the name “Planktos”.

On November 12, 2008 Solar sold its entire interest in the Company to Maidon Services Limited.

Our principal place of business is located at 73200 El Paseo, Suite 2H, Palm Desert, California, 92260, and our telephone number is (760) 773-1111. Our registered statutory office is located at The Company Corporation, 2711 Centerville Road, Wilmington, Delaware, 19808.

The Company’s shares are quoted on the Pink Sheets under the symbol “PLTK”.

The Company

The Company’s plan of operation for the coming year is to actively pursue development stage assets and emerging businesses with which to merge or acquire. We intend to function as a business incubator for assets and businesses that focus on (i) cost-effective renewable energy sources that do not threaten the environment, and (ii) practical solutions to mitigate the effects of traditional energy sources’ unintended consequences concerning global climate change. We intend to fund the process of driving emerging technologies towards commercial applications through debt or equity offerings tied to our common stock.

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

Competition

We will be involved in intense competition with other business entities to obtain a suitable business opportunity many of which competitors will have a considerable edge over us by virtue of their stronger financial resources and prior experience in business.

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

Research and Development

During the years ended December 31, 2008 and 2007 the Company did not spend anything on research and development activities. We cannot anticipate the amount of spending on research and development, if any, in the future; such level will depend upon the nature of the business we acquire, if any.

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

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.     RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

The Company’s ability to continue as a going concern is in question

Our independent public accounting firm has issued a report on our consolidated financial statements for the years ended December 31, 2008 and 2007 that states that the consolidated financial statements were prepared assuming we will continue as a going concern and further states that our significant operating losses and negative working capital raise substantial doubt about our ability to continue as a going concern.

We have a history of significant operating losses and such losses may continue in the future.

Since the beginning or our development stage, our operations have resulted in a continuation of losses and an accumulated deficit which reached $3,928,861 at December 31, 2008. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

Maidon Services Limited owns and controls voting power of approximately 53% of the Company’s issued and outstanding stock. The concentration of such a large percentage of the Company’s stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders’ upon any and all matters presented to the Company’s shareholders.

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

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting are not considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we have been unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

The Company’s maintains an office located at 73200 El Paseo, Suite 2H, Palm Desert, California, 92260, for which the Company pays no rent. The Company does not believe that it will need to maintain any additional office space at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Mary Ruth Ladd against the Company, Solar, and certain individuals affiliated to the Company on October 3, 2007 in the Superior Court of the State of California, County of San Francisco in connection with allegations of discrimination and retaliation against a whistle blower, wrongful termination, fraud, breach of contract, wrongful business acts and intentionally causing injury in the workplace. The claim seeks $58,280 in lost wages in addition to certain employee benefits and punitive damages. The Company has retained counsel to respond to these allegations and denies any liability for these alleged causes of action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Pink Sheets LLC over-the-counter securities market under the symbol “PLKT.” Trading in the common stock over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2008 and 2007 are as follows:

Year	Quarter Ending	High	Low
2008	December 31	$0.020	$0.001
	September 30	$0.024	$0.008
	June 30	$0.021	$0.010
	March 31	$0.075	$0.010
2007	December 31	$0.70	$0.06
	September 30	$1.40	$0.46
	June 30	$1.95	$0.71
	March 31*	$2.56	$0.51

*The Company effected a 1.5 for 1 forward split on March 8, 2007.

During the year ended 2007 the Company became ineligible for trading on the Over-the-Counter Bulletin Board (the “OTCBB”) because the Company was not timely in reporting with the Commission. The Company intends to comply in a timely manner with all Commission reporting rules and expects to reapply for quotation of the Company’s common stock on the OTCBB.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 14, 2009 there were 52 stockholders of record holding a total of there were 84,751,838 shares of the Company’s common stock of the 250,000,000 common shares authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

There are no authorized preferred shares of the Company.

Warrants

As of April 14, 2009 the Company had 5,525,000 outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 14, 2009 the Company had no outstanding stock options to purchase shares of our common stock.

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

Transfer Agent and Registrar

Our transfer agent is Michael Anzeman at Madison Stock Transfer, Inc., located at 1688 East 16th Street, Suite 7, Brooklyn, New York, 11229. His phone number is (718) 627-4453.

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

Discussion and Analysis

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity through merger or acquisition. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

The Company’s plan of operation over the next twelve months will require a minimum of $100,000 to identify a suitable business opportunity for development through merger or acquisition. Should the Company decide to develop a business opportunity through merger or acquisition, our funding requirements will change. Financing to meet this cash requirement is not currently available.

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Substantially all of the capital raised to date has been allocated in some manner to a prove-out of our suspended “iron fertilization” program.

Results of Operations

During the year ended December 31, 2008, the Company was focused on (i) winding down its intended carbon sequestration business in connection with Planktos, Inc., including the disposition of its research vessel and essentially all of its other assets, (iii) pursued financing commitments for its plan of operation, (iii) beginning the search for a business opportunity to develop through merger or acquisition, and (iv) satisfying continuous public disclosure requirements.

The Company has not generated any revenues since inception. Since we have suspended operations and have no current ability to generate revenue, we expect to continue to incur losses for the foreseeable future.

Net Losses

For the period from inception until December 31, 2008, the Company incurred a net loss of $3,928,86 1. Net losses for the twelve month period ended December 31, 2008 were $249,991 as compared to $2,937,599 for the twelve month period ended December 31, 2007. The Company’s net losses in the current period are primarily attributable to general and administrative expenses and losses from discontinued operations. General and administrative expenses include accounting expenses, professional fees, consulting fees, and costs associated with the preparation of disclosure documentation while losses from discontinued operations are primarily consulting fees and office related costs.

We expect to continue to incur losses over the next twelve months as the Company seeks out another business opportunity for development through merger or acquisition.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that could offset future operating profits.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

During the year ended December 31, 2007, the Company expended approximately $800,000 on a research vessel and research equipment which was sold during the nine month period ended September 30, 2008 for $1,000,000. Otherwise, we have expended no significant amounts on capital expenditures for the period from inception to December 31, 2008.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity. We have been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans.

The Company had a working capital deficit of $121,242 as of December 31, 2008, as compared to a working capital surplus of $174,501 as of December 31, 2007. As of December 31, 2008 our total assets consisted of $22,454 in cash and $13 in net assets of discontinued operations. Our current liabilities were $143,696, consisting of advances payable to related parties and accounts payable. Our net liabilities from discontinued operations were $51,256. Net stockholders' deficit in the Company was $172,485 as of December 31, 2008 as compared to a net stockholders’ equity of $77,506 at December 31, 2007.

Cash flow used in operating activities was $3,892,436 for the period from inception to December 31, 2008. Cash flow used in operating activities for the twelve month period ended December 31, 2008 was $493,498 as compared to $2,694,458 for the twelve month period ended December 31, 2007. The decrease in cash flow used in operating activities in the prior period was due primarily to a decrease in amounts attributed to a decrease in discontinued operating activities.

Cash flow provided by investing activities was $249,394 for the period from inception to December 31, 2008. Cash flow provided by investing activities for the twelve month period ended December 31, 2008 was $1,000,000 attributed to the sale of our research vessel and related equipment as compared to $750,606 used in investing activities for the twelve month period ended December 31, 2007. Cash flow used in investing activities in the prior period is attributed to the purchase of our research vessel and related equipment.

Cash flow provided by financing activities was $3,665,496 for the period from inception to December 31, 2008. Cash flow used in financing activities for the twelve month period ended December 31, 2008 was $524,589 as compared to $3,331,367 provided by financing activities for the twelve month period ended December 31, 2007. Cash flow provided by financing activities in the current period can be primarily attributed to discontinued operations.

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

The Company had no lines of credit or other bank financing arrangements as of December 31, 2008.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors as of December 31, 2008.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off Balance Sheet Arrangements

As of December 31, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $3,928,861 as of December 31, 2008. Our ability to continue as a going concern is subject to the ability of the Company to obtain the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from a suitable business opportunity; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

a.      FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b.      FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c.     AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d.      Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2008 and 2007 are attached hereto as F-1 through F-17.

PLANKTOS CORP.
(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

     Consolidated Balance Sheets                                                F-3

     Consolidated Statements of Operations                                 F-4

     Consolidated Statements of Stockholders’ Equity                   F-5

     Consolidated Statements of Cash Flows                                F-6

     Notes to Consolidated Financial Statements                           F-9

Board of Directors

Planktos Corp
Palm Desert, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Planktos Corp (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, consolidated statement of stockholders’ equity (deficit) and consolidated statement of cash flows for the years then ended and for the period from February 11, 2005 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planktos Corp (a development stage company) as of December 31, 2008 and 2007, and the results of its operations, consolidated statement of stockholders equity (deficit) and its consolidated statement of cash flows for the years then ended and for the period from February 11, 2005 (Inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington
April 14, 2009

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash	$22,454	$40,541

Total Current Assets	22,454	40,541

OTHER ASSETS
Net assets of discontinued operations	13	808,300

Total Other Assets	13	808,300

TOTAL ASSETS	$22,467	$848,841

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$73,351	$92,531
Advances payable – related parties	70,345	122,511

Total Current Liabilities	143,696	215,042

Net liabilities of discontinued operations	51,256	556,293

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 250,000,000 shares of $0.001
par value, issued and outstanding 84,751,838 at December
31, 2008 and 84,751,838 shares at December 31, 2007	84,752	84,752
Additional paid-in capital	3,671,624	3,671,624
Deficit accumulated during development stage	(3,928,861)	(3,678,870)

Total Stockholders' Equity (Deficit)	(172,485)	77,506

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$22,467	$848,841

The accompanying notes are an integral part of these consolidated financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			From Inception
			(February 11, 2005 to
	For the Year Ended December 31,		December 31, 2008)
	2008	2007

REVENUES	$-	$-	$-

OPERATING EXPENSES
Bad debt expense	-	32,876	32,876
General and administrative	111,793	296,618	1,141,562
Research and development		-
Vessel operating expenses	-	-	-
Total Operating Expenses	111,793	329,494	1,174,438

LOSS FROM OPERATIONS	(111,793)	(329,494)	(1,174,438)

OTHER INCOME (EXPENSE)
Other income	-	-	11,119
Other income- related party	-	-	61,000
Interest income	-	-	3,522
Interest expense	-	(32,614)	(73,715)
Total Other Income (Expense)	-	(32,614)	1,926

NET LOSS BEFORE INCOME TAX	(111,793)	(362,108)	(1,172,512)
INCOME TAX EXPENSE	-		-

NET LOSS FROM CONTINUING OPERATIONS	(111,793)	(362,108)	(1,172,512)
LOSS ON DISCONTINUED OPERATIONS	(138,198)	(2,575,491)	(2,756,349)

NET LOSS	$(249,991)	$(2,937,599)	$(3,928,861)

NET LOSS PER SHARE, CONTINUING
OPERATIONS	$(0.00)	$(0.00)	$(0.03)

NET LOSS PER SHARE, DISCONTINUED
OPERATIONS	$(0.00)	$(0.03)	$(0.06)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.03)	$(0.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	84,751,838	84,751,838	46,257,169

The accompanying notes are an integral part of these consolidated financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
					Deficit Accumulated
	Common Stock		Additional Paid-in	Accumulated Comprehensive	During the Development	Total Stockholder’s
	Shares	Amount	Capital	Income/(Loss)	Stage	Equity

Common stock issued at inception for cash at $67 per share	300	$-	$20,000	$-	$-	20,000
Net loss for the year ended December 31, 1998	-	-	-	-	-	-

Balance, December 31, 1998	300	-	20,000	-	-	20,000

Common stock issued for cash at $167 per share	101	-	16,800	-	-	16,800
Common stock issued for cash at $2,000 per share	1	-	2,000	-	-	2,000
Net loss for the year ended December 31, 1999	-	-	-	-	(36,360)	(36,360)

Balance, December 31, 1999	402	-	38,800	-	(36,360)	2,440

Net change in unrealized gains/(losses)
on available for sale securities	-	-	-	(12,185)	-	(12,185)
Net loss for the year ended December 31, 2000	-	-	-	-	(37,792)	(37,792)

Balance, December 31, 2000	402	-	38,800	(12,185)	(74,152)	(47,537)

Common stock issues for services from $7 to $17 per share	105,000	105	499,895	-	-	500,000
Share issued in round-up	5	-	-	-	-	-
Common stock issued for services to a related party at
$0.01 per share	3,000,000	3,000	17,000			20,000
Rounding of shares	149	-	-	-	-	-
Forgiveness of debt	-	-	43,085	-	-	43,085

Net change in unrealized gains/(losses)on available for sale securities	-	-	-	12,185		12,185
Net loss for the year ended December 31, 2001	-	-	-	-	(588,198)	(588,198)

Balance, December 31, 2001	3,105,555	$3,105	$598,780	$-	$(662,350)	(60,465

The accompanying notes are an integral part of these consolidated financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
					Deficit Accumulated
	Common Stock		Additional Paid-in	Accumulated Comprehensive	During the Development	Total Stockholder’s
	Shares	Amount	Capital	Income/(Loss)	Stage	Equity

Balance forward, December 31, 2001	3,105,555	$3,105	$598,780	$-	$(662,350)	(60,465)

Shares returned to treasury	(7,500)	(8)	8	-	-	-

Issuance of common stock for services from $0.07 to $0.17 per share	33,450,000	33,450	527,550	-	-	561,000
Issuance of common stock for debt at $0.13 per share	600,000	600	79,400	-	-	80,000
Issuance of stock in round-up	22,749	23	(23)	-	-	-
Net loss for the period ended December 31, 2002	-	-	-	-	(749,558)	(749,558)

Balance, December 31, 2002	37,170,804	37,170	1,205,715	-	(1,411,908)	(169,023)

Issuance of common stock for services at $0.01 per share	30,000,000	30,000	370,000	-	-	400,000
Rounding due to stock split	224	-	-	-	-	-
Cancellation of common shares	(43,500)	(44)	44	-	-	-
Net loss for the period ended December 31, 2003	-	-	-	-	(463,037)	(463,037)

Balance, December 31, 2003	67,127,527	67,127	1,575,759	-	(1,874,945)	(232,060)

Rounding due to Madison adjustment	-	1	243	-	-	244
Net loss for the period ended December 31, 2004	-	-	-	-	(54,079)	(54,079)

Balance, December 31, 2004	67,127,527	67,128	1,576,002	-	(1,929,024)	(285,895)

Issuance of common stock for debt at $.01 per share	78,711,311	78,711	918,299	-	-	997,010
Common stock issued for cash from $0.13 to $0.17 per share	2,100,000	2,100	327,900	-	-	330,000
Cancellation of common shares	(70,500,000)	(70,500)	70,500	-	-	-
Issuance of warrants	-	-	500,347	-	-	500,347
Capital contribution by shareholders	-	-	100	-	-	100
Net loss for the period ended December 31, 2005	-	-	-	-	(1,356,581)	(1,356,581)

Balance, December 31, 2005	77,438,838	77,439	3,393,148	-	(3,285,605)	184,981

The accompanying notes are an integral part of these consolidated financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
					Deficit Accumulated
	Common Stock		Additional Paid-in	Accumulated Comprehensive	During the Development	Total Stockholder’s
	Shares	Amount	Capital	Income/(Loss)	Stage	Equity

Balance forward, December 31, 2005	77,438,838	77,439	3,393,148	-	(3,285,605)	184,981

Net loss for the period ended December 31, 2006	-	-	-	-	(286,793)	(286,793)
Recapitalization of Planktos Corp			(3,572,398)		3,572,398	-
Accumulated deficit & recapitalization of Planktos Inc.			143,013		(741,271)	(598,258)

Balance, December 31, 2006	77,438,838	77,439	(36,238)	-	(741,271)	(700,070)

Net equity acquired in reverse acquisition			(101,811)			(101,811)
Common stock issued for cash from $0.27 to $0.40 per share	5,585,000	5,585	1,650,415			1,650,000
Common stock issued for services at $0.86 per share	50,000	50	42,950			43,000
Common stock issued for cash at $0.16 per share	600,000	600	99,385			99,985
Common stock issued for cash at $1.00 per share	1,078,000	1,078	1,076,922			1,078,000
Common stock cancelled	(45,000,000)	(45,000)	-			(45,000)
Common stock issued in exchange for Planktos, Inc. stock	45,000,000	45,000	940,000			985,000
Net loss for the period ended December 31, 2007					(2,937,599)	(2,937,599

Balance, December 31, 2007	84,751,838	84,752	3,671,624	-	(3,678,870)	77,505

Net loss for the period ended December 31, 2008					(249,991)	(249,991)

Balance, December 31, 2008	84,751,838	$84,752	$3,671,624	$-	$(3,928,861)	(172,486)

The accompanying notes are an integral part of these consolidated financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS			From
			Inception
			(February 11, 2005 to
	For the Year Ended December 31,		December 31, 2008)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(111,793)	$(362,108)	$(1,172,512)
Adjustments to reconcile net loss to net cash
(Used) in operating activities:
Depreciation	-	35,745	35,745
Expenses paid through contribution of paid in capital	-	-	41,101
(Increase) decrease in prepaid expense& misc receivable	-	7,162	-
Increase (decrease) in accounts payable	(19,180)	186,898	168,789
Increase (decrease) in other liabilities	-	(3,259)	3,242
Increase (decrease) in accrued interest payable	-	32,614	32,614
Net Cash (Used in) Continuing Operating Activities	(130,973)	(102,948)	(891,021)
Net Cash (Used in) Discontinued Operating Activities	(362,525)	(2,591,510)	(3,001,415)
Net Cash (Used in) Operating Activities	(493,498)	(2,694,458)	(3,892,436)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	-	72,700	72,700
Discontinued operations	1,000,000	(823,306)	176,694)
Net Cash (Used in) Investing Activities	1,000,000	(750,606)	249,394)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issued common stock for cash	-	2,876,985	2,877,085
Affiliate receivable	-	86,956	5,824
Affiliate payable	-	(5,824)	(5,824)
Proceeds from payable - related party	-	650,000	1,589,750
Loan principal repayments	(52,166)	(276,750)	(328,916)
Discontinued operations	(472,423)	-	(472,423)
Net Cash Provided by Financing Activities	(524,589)	3,331,367	3,665,496
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(18,087)	(113,697)	22,454
CASH AT BEGINNING OF PERIOD	40,541	154,238	-
CASH AT END OF PERIOD	$22,454	$40,541	$22,454
SUPPLIMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:

During 2005 the Company issued 78,711,311 shares of common stock to satisfy debt of $997,010.

During 2006 the Company converted $99,541 of accounts payable - related party to loan payable.
During 2007 the Company issued 50,000 shares of common stock for services provided by one of our directors valued at $46,000.

The accompanying notes are an integral part of these consolidated financial statements.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Planktos Corp. (the “Company”) was incorporated as “eWorld Travel Corp” on December 10, 1998 under the laws of the state of Nevada. The Company was originally organized to provide internet-based travel services. On September 23, 2002, the Company changed its name to “GYK Ventures, Inc.” and on July 8, 2005, the Company changed its name to “Diatom Corporation”. On March 7, 2007 the Company acquired Planktos, Inc as a wholly owned subsidiary. These consolidated financial statements include the accounts of the Company and Planktos, Inc.

The Company was engaged in the carbon offset business through efforts to prove out an “iron-fertilization” technology.

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate revenues.

During the fourth quarter of 2007, Planktos’ “iron-fertilization” prove out program was suspended and its operations were discontinued. In the first quarter of 2008 Planktos terminated all employees, liquidated substantially all of its assets and closed its Foster City, California office. As of December 31, 2008 a cumulative loss of $2,756,349 has been recognized as a loss in discontinued operations.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2008, all of the Company’s cash was within Federally insured limits.

Concentrations

The Company maintains its cash accounts in commercial banks. During the year, the Company may maintain balances in excess of the federally insured amounts in the accounts that are maintained in the United States.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (hereinafter “SFAS No. 133”) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140.”

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

Historically, the Company has not entered into derivative contracts to hedge existing risks.

Development Stage Activities

The Company has been in the development stage since inception. The Company has no revenues from its planned operations. The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the fiscal year 2007 and 2008, diluted net loss per share was the same as basic net loss per share as the common stock equivalents outstanding were considered anti-dilutive.

As of December 31, 2008 and December 31, 2007, the Company had outstanding common stock warrants of 5,525,000.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2008.

Going Concern

As shown in the accompanying financial statements, the Company had no revenues, a negative working capital of $121,242 and an accumulated deficit of $3,928,861 incurred through December 31, 2008. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) seeking out a new business opportunity that might, if successful, mitigate those factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

At December 31, 2008 and 2007, the Company had gross deferred tax assets calculated at an expected rate of 34% of approximately $1,289,000 and $1,251,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of $1,289,000 and $1,251,000 has been established at December 31, 2008 and 2007, respectively.

The significant components of the Company’s deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007

Net Operating Losses Carryforward Cumulative	$ 3,791,000	$ 3,679,000

Gross deferred tax assets (liabilities):
Deferred tax asset before allowance	$ 1,289,000	$ 1,251,000
Valuation allowance	(1,289,000)	(1,251,000)
Net deferred tax asset	$ -	$ -

At December 31, 2008 and 2007, the Company has net operating loss carryforwards of approximately $3,791,000 and $3,679,000 respectively, which will expire in the years 2021 through 2028. The net change in the allowance account was an increase of $38,000.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Recent Accounting Pronouncements

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Recent Accounting Pronouncements (Continued)

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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

NOTE 3 – NET ASSETS OF DISCONTINUED OPERATIONS

The net assets of the disposed subsidiary include cash, deposit and the vessel including marine equipment.

                                                             December 31,     December 31,
                                                                2008                  2007

Research Vessel “Weatherbird II”              $       -              $ 800,000
Marine Equipment                                               -                  23,306
                                                                          -                823,306
Accumulated Depreciation                                   -                  35,745
Net Vessel & Equipment                             $       -             $ 787,561

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 3 – NET ASSETS OF DISCONTINUED OPERATIONS - continued

Depreciation is calculated, based on cost, less estimated residual value, using the straight-line method, over the remaining economic life of each asset. The costs of significant replacements, renewals and betterments. Depreciation expense for the years ended December 31, 2008 and 2007 was $0 and $35,745 respectively.

NOTE 4 – CAPITAL STOCK

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

There were no equity, stock option or stock warrant transactions for the year ended December 31, 2008.

During the six months period ended December 31, 2007, the Company issued a total of 1,078,000 common shares at $1.00 per share for the cash proceeds of $1,078,000.

There were no equity, stock option or stock warrant transactions for the year ended December 31, 2008.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 4 – CAPITAL STOCK - continued

Warrants

A summary of the Company’s warrants at December 31, 2008 and December 31, 2007 and the changes for 2008 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2006	600,000	$ 0.16	-
Issued	5,525,000	0.32	1.05 years
Exercised/Cancelled / Expired	(600,000)	0.16	-

Balance, December 31, 2007	5,525,000	$ 0.32	1.05 years
Issued	-	-	-
Exercised / Cancelled / Expired	-	-	-

Balance December 31, 2008	5,525,000	$ 0.32	0.04 years

NOTE 5 – RELATED PARTY TRANSACTIONS

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

During 2008 payments of $134,000 were paid to a former director for consulting services and $23,000 for repayment of short term loans.

During 2008 $300,000 was paid to Solar Energy as repayment of loans payable – related party.

PLANKTOS CORP.
(formerly Diatom Corporation)
(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 6 – DISCONTINUED OPERATIONS

In December 2007, the Company’s majority owned subsidiary, Planktos Inc., suspended its Iron-Fertilization Prove-Out operations and initiated negotiations for the sale of the related assets (See Note 1).  Accordingly, this business component has been presented as discontinued operations within the consolidated financial statements in accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13. As discussed in Note 1, Planktos Corp was engaged in research related to creation and sales of “Kyoto Protocol” certified emission reduction credits.

The loss on discontinued operations for the year ended December 31, 2007 includes Planktos, Inc.’s loss from operations of $2,575,491.

The loss on discontinued operations for the year ended December 31, 2008 includes Planktos, Inc.’ loss from operations of $350,637 plus the recognition of a $212,439 gain from the sale of the Weatherbird II.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses as identified by management are disclosed below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting since there are, at present, no independent directors who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions. Our lack of appropriate independent oversight has been a material weakness since the resignation of two of our directors in the current annual period. While this control deficiency did not result in any audit adjustments to our 2008 or 2007 interim or annual financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight. Accordingly we have determined that this control deficiency constitutes a material weakness.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on a single individual to fill the role of chief executive officer, chief financial officer and principal accounting officer. Our failure to segregate duties has been a material weakness since inception through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2008 or 2007 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

Sufficiency of Accounting Resources. The Company has limited accounting personnel to prepare its financial statements, including the consolidation of the Company and its subsidiaries. The insufficiency of our accounting resources has been a material weakness since inception through the annual period of this report. While this control deficiency did not result in any audit adjustments to our 2008 or 2007 interim or annual financial statements, it did result in certain errors in the consolidation of the Company and its subsidiaries that were not detected by the Company’s internal control over financial reporting.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2008, that the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

The Company intends, as capital resources allow, to remedy its material weaknesses by:

•	Forming an audit committee made up of independent directors that will oversee management (we have begun this process by seeking out individuals who might act as independent directors).

•

Engaging an individual to serve as chief financial officer and principal accounting officer to segregate the duties of chief executive officer and chief financial officer (our chief executive officer is in the process of seeking out an individual willing to serve as chief financial officer and principal accounting officer) .

Despite the Company’s intention to remedy its material weaknesses in the manner described, the actions required to accomplish these objectives will require the Company to engage additional personnel which actions may not be possible in the near term due to our limited financial resources and operations.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Elected/Appointed	Positions Held
Michael James Gobuty	70	2008	CEO, CFO, PAO and Director

Michael James Gobuty was appointed as a director on September 12, 2008 and as chief executive officer, chief financial officer and principal accounting officer on December 15, 2008.

Mr. Gobuty earned a Bachelor of Arts degree from the University of Winnipeg. He was involved for many years as a consultant to the international garment industry based on years of experience in leather outerwear and sportswear. Mr. Gobuty has been active in hockey serving as team president and owner. He has also been involved in financing and developing real estate properties.

Mr. Gobuty is not a director of any reporting corporations other than the Company.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons who, during the period ended December 31, 2008 failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Robert Fisher failed to timely file a Form 3 or Form 5 despite being a n officer and director.

•	Joel Dumaresq failed to timely file a Form 3 or 5 despite being a director.

•	Michael James Gobuty, our director and executive officer, failed to file on Form 3 or 5

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

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings nor are they compensated for their service as directors. The Company may compensate directors in the future.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Since the Company has limited operations, no compensation was paid as of the annual period ended December 31, 2008, to retain the services of our current executive officer. However, in the event that the Company expands it operations, the amount we deem appropriate to compensate our executive officer may change in accordance with market forces though we have no specific formula to determine future compensation at this time. Executive compensation may include salaries, options and other compensatory elements for our executive officer and any future executive employees. Decisions as to executive compensation would be based on the type of operations, the scale of those operations and available capital resources.

The Company did pay executive compensation for the annual period ended December 31, 2007 to two of its former chief executive officers, Mr. Robert Fisher and Mr. Russ George. Mr. Fisher was paid $10,000 and 50,000 shares of the Company’s common stock for services rendered. Mr. Russ George was paid $15,000 a month pursuant to a consulting agreement.

The Company did not pay executive compensation for the annual period ended December 31, 2006.

The increase in executive compensation paid in the year ended December 31, 2007 can be attributed to the contribution brought to the Company by Mr. George in his role as the chief proponent of the carbon sequestration process and business model. He was relieved of his duties in March of 2008.

Even though the Company has limited resources at this time for executive compensation it anticipates that executive compensation will be paid in future periods.

Tables

The following table provides summary information for the years 2008, 2007, and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Michael James Gobuty[1] CEO, CFO, and PAO	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Enrique J. Lõpez de Mesa[2] CEO, CFO, and PAO	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Joel Dumaresq[3] CEO, CFO, and PAO	2008 2007 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Robert Fisher[4] CEO, CFO, and PAO	2008 2007 2006	- 10,000 -	- - -	- 46,000 -	- - -	- - -	- - -	- - -	- 56,000 -
Russ George[5] CEO, CFO, and PAO	2008 2007 2006	- 180,000 -	- - -	- - -	- - -	- - -	- - -	- - -	- 180,000 -

1      Chief executive officer, chief financial officer and principal accounting officer from December 15, 2008 until present.

2      Chief executive officer, chief financial officer and principal accounting officer from September 10, 2008 until December 15, 2008.

3     Chief executive officer, chief financial officer and principal accounting officer from July 22, 2008 until September 10, 2008.

4      Chief executive officer, chief financial officer and principal accounting officer from December 15, 2006 until March 13, 2007 and March 3, 2008 to July 22, 2008. Mr. Fisher was issued 50,000 shares of the Company’s common stock on March 13, 2007 for services rendered.

5     Chief executive officer, chief financial officer and principal accounting officer from March 13, 2007 to March 3, 2008.

We have no “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” or “Post Employment Payments” to report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 84,751,838 shares of common stock issued and outstanding as of April 14, 2009 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Names and Addresses of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Michael Gobuty 73200 El Paseo, Ste #2H Palm Desert, CA 92260	Common	0	0
Maidon Services Limited GIPS-BLOK SP.Z.O.O Smiata 4 – 18 lok 98 01-523 Warsaw, Poland	Common	45,000,000	53.1
Officer and Directors as a Group (1)	Common	0	0

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

On November 12, 2008 Maidon Services Limited purchased 45,00,000 shares or 53.1% of the Company’s common stock from Solar pursuant to the terms and conditions of an agreement dated August 28, 2008 for cash consideration of $200,000 of which $125,000 was delivered on the closing date. The remainder of the purchase price is due within fourteen months and can be converted at Solar’s option into shares of the Company at $0.25 per share.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Williams & Webster, P.S., provided audit services in connection with its annual report for the fiscal years ended December 31, 2008 and 2007. The aggregate fees billed by Williams & Webster for audits of our financial statements were $50,482 and $25,182 in 2008 and 2007, respectively.

Audit Related Fees

Williams & Webster, P.S., billed to the Company no fees in 2008 or 2007 for professional services that are reasonably related to the audit of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Williams & Webster, P.S., billed to the Company no fees in 2008 or 2007 for professional services rendered in connection with the preparation of the Company's tax return for the period.

All Other Fees

Williams & Webster, P.S., billed to the Company no fees in 2008 or 2007 for professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company did not have a standing audit committee at the time its respective auditors were engaged. Therefore, all services provided to the Company by Williams & Webster, P.S., as detailed above, were pre-approved by the Company’s board of directors. Williams & Webster, P.S., performed all work only with their permanent full time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-17, and are included as part of this Form 10-K:

Financial Statements of The Company for the years ended December 31, 2008 and 2007:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planktos Corp.	Date
/s/ Michael James Gobuty By: Michael James Gobuty Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Michal James Gobuty Michael James Gobuty Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2009

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

10(i)*      Securities Exchange Agreement and Plan of Exchange with Solar, dated January 12, 2007 (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 19, 2007)

10(ii)*     Settlement and Release Agreement between the Company, Planktos, Russ George, Solar, and Nelson Skalbania dated February 22, 2008 (incorporated by reference to the Company’s Form 8-K filed with the Commission on March 31, 2008)

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