Form 10-Q
period 2009-03-31
PLANKTOS CORP
filed 2009-05-20
CIK 1076505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

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

N/A

(Former name or former address if changed since last report)

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

At May 20, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 84,751,838.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited)	4
Unaudited Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2009 and March 31, 2008 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 and March 31, 2008and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4T. Controls and Procedures	18

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	18
ITEM 1A. Risk Factors	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 3. Defaults upon Senior Securities	21
ITEM 4. Submission of Matters to a Vote of Securities Holders	21
ITEM 5. Other Information	21
ITEM 6. Exhibits	21
Signatures	22
Index to Exhibits	23

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

PLANKTOS CORP. (formerly Diatom Corporation) (A Development Stage Company) CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,574	$22,454

Total Current Assets	5,574	22,454

OTHER ASSETS
Net assets of discontinued operations	13	13

Total Other Assets	13	13

TOTAL ASSETS	$5,587	$22,467

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$67,790	$73,351
Advances payable – related parties	69,444	70,345

Total Current Liabilities	137,234	143,696

Net liabilities of discontinued operations	51,256	51,256

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 250,000,000 shares
of $0.001 par value, issued and outstanding 84,751,838 at
March 31, 2009 and 84,751,838 shares at December 31, 2008	84,752	84,752
Additional paid-in capital	3,671,624	3,671,624
Deficit accumulated during development stage	(3,939,279)	(3,928,861)

Total Stockholders' Equity (Deficit)	(182,903)	(172,485)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$5,587	$22,467

The accompanying condensed notes are an integral part of these consolidated financial statements.

PLANKTOS CORP. (formerly Diatom Corporation) (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
				From Inception
				(February 11, 2005) to
	For the Three Months Ended			March 31,
	March 31,			2009
	(Unaudited)			(Unaudited)
	2009		2008

REVENUES	$-		$-	$-

OPERATING EXPENSES
Bad debt expense	-		-	32,876
General and administrative	10,418		66,949	1,151,980
Research and development	-		-	-
Vessel operating expenses	-		-	-
Total Operating Expenses	10,418		66,949	1,184,856

LOSS FROM OPERATIONS	(10,418)		(66,949)	(1,184,856)

OTHER INCOME (EXPENSE)
Other income	-		600	11,119
Other income- related party	-		-	61,000
Interest income	-		3	3,522
Interest expense	-		(7,000)	(73,715)
Total Other Income (Expense)	-		(6,397)	1,926

NET LOSS BEFORE INCOME TAX	(10,418)		(73,346)	(1,182,930)
INCOME TAX EXPENSE	-		-	-

NET LOSS FROM CONTINUING OPERATIONS	(10,418)		(73,346)	(1,182,930)
LOSS ON DISCONTINUED OPERATIONS	-		(118,879)	(2,756,349)

NET LOSS	$(10,418)		$(192,225)	$(3,939,279)

NET LOSS PER SHARE, CONTINUING
OPERATIONS	$(0.00)		$(0.00)

NET LOSS PER SHARE, DISCONTINUED
OPERATIONS	$(0.00)		$(0.00)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)		$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		$
	$84,751,838		84,751,838

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PLANKTOS CORP. (formerly Diatom Corporation) (A Development Stage Company) INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
			From Inception (February 11, 2005) to
	For the Three Months Ended		March 31,
	March 31,		2009
	(Unaudited)		(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(10,418)	$(73,346)	$(1,182,930)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	-	-	35,745
Expenses paid through contribution of paid in capital	-	-	41,101
Increase (decrease) in accounts payable	(5,561)	(96,422)	163,228
Increase (decrease) in other liabilities	-	(3,242)	3,242
Increase (decrease) in accrued interest payable	-	-	32,614
Net Cash (used in) Continuing Operating Activities	(15,979)	(173,010)	(907,000)
Net Cash (used in) Discontinued Operating Activities	-	(331,318)	(3,001,415)
Net Cash (used in) Operating Activities	(15,979)	(504,328)	(3,908,415)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	-	-	72,700
Discontinued operations	-	1,000,000	176,694
Net Cash provided by Investing Activities	-	1,000,000	249,394
CASH FLOWS FROM FINANCING ACTIVITIES:
Issued common stock for cash	-	-	2,877,085
Affiliate receivable	-	(200)	5,824
Affiliate payable	-	-	(5,824)
Proceeds from payable - related party	-	-	1,589,750
Loan principal repayments	(901)	(400,000)	(329,817)
Discontinued operations	-	-	(472,423)
Net Cash provided by (used in) Financing Activities	(901)	(400,200)	3,664,595
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(16,880)	95,472	5,574
CASH AT BEGINNING OF PERIOD	22,454	56,560	-
CASH AT END OF PERIOD	$5,574	$152,032	$5,574
SUPPLIMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:

During 2005, the Company issued 78,711,311 shares of common stock to satisfy debt of $997,010.

During 2006, the Company converted $99,541 of accounts payable - related party to loan payable - related party.

During 2007, the Company issued 50,000 shares of common stock for services provided by one of our directors valued at $46,000.

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PLANKTOS CORP.
(A Development Stage Company)

CONDE NSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Planktos Corp. (the “Company”) was incorporated as “eWorld Travel Corp” on December 10, 1998 under the laws of the state of Nevada. The Company was originally organized to provide internet-based travel services. On September 23, 2002, the Company changed its name to “GYK Ventures, Inc.” and on July 8, 2005, the Company changed its name to “Diatom Corporation”. On March 7, 2007 the Company acquired Planktos, Inc., as a wholly owned subsidiary. These consolidated financial statements include the accounts of the Company and Planktos, Inc.

The Company was engaged in the carbon offset business through efforts to prove out an “iron-fertilization” technology.

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate revenues.

During the fourth quarter of 2007 Planktos’ “iron-fertilization” prove out program was suspended and its operations were discontinued. In the first quarter of 2008 Planktos terminated all employees, liquidated substantially all of its assets and closed its Foster City, California office. As of March 31, 2009 a cumulative loss of $2,756,349 has been recognized as a loss in discontinued operations.

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

PLANKTOS CORP.
(A Development Stage Company)

CONDE NSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - Continued

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2009, all of the Company’s cash was within federally insured limits.

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

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the three months ended March 31, 2009 and fiscal year 2008, diluted net loss per share was the same as basic net loss per share as the common stock equivalents outstanding were considered anti-dilutive.

Fair Value Measurements

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2009 and December 31, 2008.

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

PLANKTOS CORP.
(A Development Stage Company)

CONDE NSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – Continued

Fair Value Measurements - continued

Level 1:     Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. The Company has no Level 1 assets or liabilities; and

Level 2:     Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. The Company has no Level 2 assets or liabilities; and

Level 3:     Pricing inputs that are generally unobservable inputs and not corroborated by market data which require the reporting entity to develop its own assumptions. The Company has no Level 3 assets or liabilities.

The Company does not have any assets or liabilities measured at fair value on a reoccurring basis at March 31, 2009. The Company did not have any fair value adjustment as of March 31, 2009.

Going Concern

As shown in the accompanying financial statements, the Company had no revenues, a negative working capital of $182,903 and an accumulated deficit of $3,939,279 incurred through March 31, 2009. The Company is currently seeking out a new business opportunity that might, if successful, mitigate those factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Planktos, Inc.  All significant intercompany balances and transactions have been eliminated.

Provision for Taxes

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.

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

PLANKTOS CORP.
(A Development Stage Company)

CONDE NSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – Continued

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash, no revenues, and an accumulated deficit since the inception of $3,939,279. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from commercializing its project; and (4) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 4 – CAPITAL STOCK

Common Stock

There were no equity or stock option transactions for the three months ended March 31, 2009.

Warrants

A summary of the Company’s warrants at March 31, 2009 and December 31, 2008 and the changes for 2009 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2008	5,525,000	$ 0.32	.04
Issued	-	-	-
Expired	(5,525,000)	0.32	-

Balance March 31, 2009	-	$ -	-

PLANKTOS CORP.
(A Development Stage Company)

CONDE NSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

NOTE 5 – RELATED PARTY TRANSACTIONS

During 2008 payments of $134,000 were paid to a former director for consulting services and $23,000 for repayment of short term loans.

During 2008 $300,000 was paid to Solar Energy as repayment of loans payable – related party.

During the first three months of 2009 $901 was paid to Regal RV Resorts, Inc. as repayment of loans payable – related party.

NOTE 6 – DISCONTINUED OPERATIONS

In December 2007, the Company’s wholly owned subsidiary, Planktos Inc., suspended its Iron-Fertilization Prove-Out operations and initiated negotiations for the sale of the related assets (See Note 1).  Accordingly, this business component has been presented as discontinued operations within the consolidated financial statements in accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13. As discussed in Note 1, Planktos Corp was engaged in research related to creation and sales of “Kyoto Protocol” certified emission reduction credits.

As of March 31, 2009 a cumulative loss of $2,756,349 has been recognized as a loss in discontinued operations.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2009.

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

Results of Operations

During the three month period ended March 31, 2009 the Company was focused on (i) pursuing financing commitments for its plan of operation, (ii) beginning the search for a business opportunity to develop through merger or acquisition, and (iii) satisfying continuous public disclosure requirements.

The Company has not generated any revenues since inception. Since we have no current ability to generate revenue, we expect to continue to incur losses for the foreseeable future.

Net Losses

For the period from inception until March 31, 2009 the Company incurred a net loss of $3,939,279. Net losses for the three month period ended March 31, 2009 were $10,418 as compared to $192,225 for the three month period ended March 31, 2008. The Company’s net losses in the current period are attributable to general and administrative expenses while losses in the former period are primarily attributable to discontinued operations. General and administrative expenses include accounting expenses, professional fees, consulting fees, and costs associated with the preparation of disclosure documentation.

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

Capital Expenditures

During the year ended December 31, 2007 the Company expended approximately $800,000 on a research vessel and research equipment which was sold during the year ended December 31, 2008 for $1,000,000. Otherwise, we have expended no significant amounts on capital expenditures for the period from inception to March 31, 2009.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity. We have been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans.

The Company had a working capital deficit of $131,660 as of March 31, 2009. Our assets consisted of $5,574 in cash and $13 in net assets of discontinued operations. Our current liabilities were $137,234 consisting of advances payable to related parties and accounts payable. Our net liabilities from discontinued operations were $51,256. Total stockholders' deficit in the Company was $182,903 as of March 31, 2009.

Cash flow used in operating activities was $3,908,415 for the period from inception to March 31, 2009. Cash flow used in operating activities for the three month period ended March 31, 2009 was $15,979 as compared to $504,328 for the three month period ended March 31, 2008. The decrease in cash flow used in operating activities over the comparable periods is due primarily to the discontinuation of our previous operating activities.

Cash flow provided by investing activities was $249,394 for the period from inception to March 31, 2009. There was no cash flow provided by investing activities for the three month period ended March 31, 2009 as compared to $1,000,000 for the three month period ended March 31, 2008 attributed to the sale of our research vessel and related equipment.

Cash flow provided by financing activities was $3,664,595 for the period from inception to March 31, 2009. Cash flow used in financing activities for the three month period ended March 31, 2009 was $901 as compared to $400,200 for the three month period ended March 31, 2008. Cash flow used in financing activities in the periods can be primarily attributed to loan repayments.

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

The Company had no lines of credit or other bank financing arrangements as of March 31, 2009.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors as of March 31, 2009.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off Balance Sheet Arrangements

As of March 31, 2009 we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $3,928,861 as of December 31, 2008, which increased to $3,939,279 as of March 31, 2009. Our ability to continue as a going concern is subject to the ability of the Company to obtain the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of securities; (iii) establishing revenues from a suitable business opportunity; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

The Company has no outstanding stock options or related stock option expense as of March 31, 2009.

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-07 applies to all acquired intangible assets in which the acquirer does not intend to actively use the assets but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transmission period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May, 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (SFAS 163). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS 163 will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS 163. Except for those disclosures, earlier application is not permitted.  The adoption of SFAS 163 will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the FASB issued SFAS No. 162, The Heirarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

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

The adoption of SFAS 162 will have no material effect on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, SFAS 161 requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.  The adoption of SFAS 161 will have no material effect on the Company’s financial condition or results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2009 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Legal proceedings were initiated by Mary Ruth Ladd against the Company, Solar Energy Limited, and certain individuals affiliated to the Company on October 3, 2007 in the Superior Court of the State of California, County of San Francisco in connection with allegations of discrimination and retaliation against a whistle blower, wrongful termination, fraud, breach of contract, wrongful business acts and intentionally causing injury in the workplace. The claim seeks $58,280 in lost wages in addition to certain employee benefits and punitive damages. The Company has retained counsel to respond to these allegations and denies any liability for these alleged causes of action.

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

Since the beginning or our development stage, our operations have resulted in a continuation of losses and an accumulated deficit which reached $3,939,279 as of March 31, 2009. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

Planktos Corp.	Date
/s/ Michael James Gobuty By: Michael James Gobuty Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	May 20, 2009

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