Form 10-Q
period 2009-06-30
PLANKTOS CORP
filed 2009-08-14
CIK 1076505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

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

At August 14, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 84,751,838.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited)	4
Unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2009 and June 30, 2008 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and June 30, 2008 and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	18
ITEM 4T. Controls and Procedures	18

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	18
ITEM 1A. Risk Factors	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 3. Defaults upon Senior Securities	21
ITEM 4. Submission of Matters to a Vote of Securities Holders	21
ITEM 5. Other Information	21
ITEM 6. Exhibits	21
Signatures	22
Index to Exhibits	23

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

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,511	$22,454

Total Current Assets	2,511	22,454

OTHER ASSETS
Net assets of discontinued operations	13	13

Total Other Assets	13	13

TOTAL ASSETS	$2,524	$22,467

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$52,480	$73,351
Advances payable – related parties	100,868	70,345

Total Current Liabilities	153,348	143,696

Net liabilities of discontinued operations	51,256	51,256

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 250,000,000 shares
of $0.001 par value, issued and outstanding 84,751,838
at June 30, 2009 and 84,751,838 shares at December 31, 2008	84,752	84,752
Additional paid-in capital	3,671,624	3,671,624
Deficit accumulated during development stage	(3,958,456)	(3,928,861)

Total Stockholders' Equity (Deficit)	(202,080)	(172,485)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	$2,524	$22,467

The accompanying condensed notes are an integral part of these consolidated financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS					From Inception
					(February 11, 2005
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		to June 30, 2009)
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$ -	$ -	$ -	$ -	$ -
OPERATING EXPENSES
Bad debt expense	-	-	-	-	32,876
General and administrative	19,524	33,601	29,942	100,550	1,171,504
Total Operating Expenses	19,524	33,601	29,942	100,550	1,204,380
LOSS FROM OPERATIONS	(19,524)	(33,601)	(29,942)	(100,550)	(1,204,380)
OTHER INCOME (EXPENSE)
Other income	-	1,085	-	1,685	11,119
Other income- related party	-	-	-	-	61,000
Interest income	-	-	-	3	3,522
Interest expense	-	-	-	(7,000)	(73,715)
Total Other Income (Expense)	-	1,085	-	(5,312)	1,926
NET LOSS BEFORE INCOME TAX	(19,524)	(32,516)	(29,942)	(105,862)	(1,202,454)
INCOME TAX EXPENSE	-	-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(19,524)	(32,516)	(29,942)	(105,862)	(1,202,454)
GAIN (LOSS) ON DISCONTINUED OPERATIONS	347	(68)	347	(118,947)	(2,756,002)
NET LOSS	$ (19,177)	$ (32,584)	$ (29,595)	$ (224,809)	$ (3,958,456)
NET LOSS PER SHARE, CONTINUING OPERATIONS	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.03)
NET LOSS PER SHARE, DISCONTINUED OPERATIONS	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.06)
NET LOSS PER SHARE, BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	84,751,838	84,751,838	84,751,838	84,751,838	48,070,215

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS			From Inception
			(February 11, 2005
	For the Six Months Ended June 30,		to June 30, 2009)
	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,595)	$(105,862)	$(1,202,107)
Adjustments to reconcile net loss to net cash
(Used) in operating activities:
Depreciation	-	-	35,745
Expenses paid through contribution of paid in capital	-	-	41,101
(Increase) decrease in prepaid expense& misc receivable	-	4,720	-
Increase (decrease) in accounts payable	(20,871)	(100,437)	147,918
Increase (decrease) in other liabilities	-	(3,242)	3,242
Increase (decrease) in accrued interest payable	-	-	32,614
Net Cash (Used in) Continuing Operating Activities	(50,466)	(204,821)	(941,487)
Net Cash (Used in) Discontinued Operating Activities	-	(364,000)	(3,001,415)
Net Cash (Used in) Operating Activities	(50,466)	(568,821)	(3,942,902)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	-	-	72,700
Discontinued operations	-	1,000,000	176,694
Net Cash (Used in) Investing Activities	-	1,000,000	249,394
CASH FLOWS FROM FINANCING ACTIVITIES:
Issued common stock for cash	-	-	2,877,085
Affiliate receivable	-	(200)	5,824
Affiliate payable	-	-	(5,824)
Proceeds from payable - related party	30,523	-	1,620,273
Loan principal repayments	-	-	(328,916)
Discontinued operations	-	(400,000)	(472,423)
Net Cash Provided by Financing Activities	30,523	(400,200)	3,696,019
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(19,943)	30,979	2,511
CASH AT BEGINNING OF PERIOD	22,454	56,560	-
CASH AT END OF PERIOD	$ 2,511	$ 87,539	$ 2,511
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

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

June 30, 2009

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

On August 9, 2007 the Company purchased one hundred percent of the issued and outstanding shares of Planktos, Inc. (“Planktos”) from Solar Energy Limited (“Solar”) in exchange for forty five million shares of its common stock to acquire the proprietary greenhouse emission technology associated with a CO2 sequestration process. Since the issuance of common stock to Solar represented control of the total shares of the Company’s common stock issued and outstanding immediately following the acquisition, Planktos was deemed for financial reporting purposes to have acquired the Company in a reverse acquisition that was accounted for as a recapitalization of the Company. The surviving entity reflected the assets and liabilities of Planktos and the Company at their historical book value. The issued common stock was that of the Company, the accumulated deficit was that of Planktos, and the statements of operations was that of the Company for the year ended December 31, 2007 and 2006 and cumulative amounts, plus that of Planktos from August 9, 2007 through December 31, 2007.

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate revenues.

During the fourth quarter of 2007 Planktos’ “iron-fertilization” prove out program was suspended and its operations were discontinued. In the first quarter of 2008 Planktos terminated all employees, liquidated substantially all of its assets and closed its Foster City, California office. As of June 30, 2009 a cumulative loss of $2,756,002 has been recognized as a loss in discontinued operations.

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2009, all of the Company’s cash was within federally insured limits.

Development Stage Activities

The Company has been in the development stage since inception. The Company has no revenues from its planned operations. The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7 and is currently focusing its attention on raising capital in order to pursue its goals.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the six months ended June 30, 2009 and fiscal year 2008, diluted net loss per share was the same as basic net loss per share as the common stock equivalents outstanding were considered anti-dilutive.

Fair Value Measurements

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2009 and December 31, 2008.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – Continued

Fair Value Measurements Continued

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

Going Concern

As shown in the accompanying financial statements, the Company had no revenues, a negative working capital of $150,837 and an accumulated deficit of $3,958,456 incurred through June 30, 2009. The Company is currently seeking out a new business opportunity that might, if successful, mitigate those factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – Continued

Provision for Taxes Continued

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES – Continued

Recent Accounting Pronouncements Continued

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash, no revenues, and an accumulated deficit since the inception of $3,958,456. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 4 – CAPITAL STOCK

Common Stock

There were no equity or stock option transactions for the six months ended June 30, 2009.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 4 – CAPITAL STOCK – Continued

Warrants

A summary of the Company’s warrants at June 30, 2009 and December 31, 2008 and the changes for 2009 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2008	5,525,000	$ 0.32	.04
Issued	-	-	-
Expired	(5,525,000)	0.32	-

Balance June 30, 2009	-	$ -	-

NOTE 5 – RELATED PARTY TRANSACTIONS

During the first six months of 2009, $3,848 was paid to Regal RV Resorts, Inc. as repayment of loans payable – related party.

During the first six months of 2009, $4,992 was loaned to the Company by Solar Energy Ltd. for administrative expenses.

During the first six months of 2009, $29,379 was loaned to the Company by Maidon Services Limited for administrative expenses.

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

As of June 30, 2009 a cumulative loss of $2,756,002 has been recognized as a loss in discontinued operations.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

NOTE 7 – CONTROL RELATIONSHIP

Maidon Services Limited owns and controls voting power of approximately 53% of the Company’s issued and outstanding stock. The concentration of such a large percentage of the Company’s stock in the hands of one shareholder may have a disproportionate effect on the voting power of minority shareholders’ upon any and all matters presented to the Company’s shareholders.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 14, 2009.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2009.

Discussion and Analysis

The Company’s plan of operation for the coming year is to identify a favorable business opportunity for development, merger or acquisition. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction. Our plan of operation will require a minimum of $100,000 over the next twelve months to maintain operations. Once the Company has determined to move forward with a specific business opportunity its funding requirements will most certainly change. The Company is currently without sufficient capital to maintain operations and relies on shareholders to satisfy minimal operational expenses.

Results of Operations

During the six month period ended June 30, 2009 the Company was focused on (i) pursuing financing commitments to maintain operations, (ii) the search for a specific business opportunity, and (iii) satisfying continuous public disclosure requirements.

The Company has not generated revenues since inception.

Net Losses

For the period from inception until June 30, 2009 the Company incurred a net loss of $3,958,456. Net losses for the six month period ended June 30, 2009 were $29,942 as compared to $105,862 for the six month period ended June 30, 2008. The decrease in net losses can be attributed to a decline in general and administrative expenses in the current six month period. General and administrative expenses include accounting expenses, professional fees, consulting fees, and costs associated with the preparation of disclosure documentation.

We expect to continue to incur losses over the next twelve months as the Company seeks out a favorable business opportunity for development, merger or acquisition.

Income Tax Expense (Benefit)

The Company may have a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that could offset future operating profits.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company has expended no significant amounts on capital expenditures for the period from inception to June 30, 2009 except for an expenditure of approximately $800,000 on a research vessel in 2007 that has since been sold.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity. We have been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans.

The Company had a working capital deficit of $150,837 as of June 30, 2009. Our assets consisted of $2,511 in cash and $13 in net assets of discontinued operations. Our current liabilities were $153,348 consisting of advances payable to related parties and accounts payable. Our net liabilities from discontinued operations were $51,256. Total stockholders' deficit in the Company was $202,080 as of June 30, 2009.

Cash flow used in operating activities was $3,942,902 for the period from inception to June 30, 2009. Cash flow used in operating activities for the six month period ended June 30, 2009 was $50,466 as compared to $568,821 for the six month period ended June 30, 2008. The decrease in cash flow used in operating activities over the comparable periods is due primarily to the discontinuation of our previous operating activities.

Cash flow provided by investing activities was $249,394 for the period from inception to June 30, 2009. There was no cash flow provided by investing activities for the six month period ended June 30, 2009 as compared to $1,000,000 for the six month period ended June 30, 2008 that can be attributed to the sale of our research vessel and related equipment.

Cash flow provided by financing activities was $3,696,019 for the period from inception to June 30, 2009. Cash flow used in financing activities for the six month period ended June 30, 2009 was $30,523 as compared to cash flow used in financing activities of $400,200 for the six month period ended June 30, 2008. Cash flow provided by financing activities in the current periods can be attributed to shareholder loans.

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

The Company had no lines of credit or other bank financing arrangements as of June 30, 2009.
The Company has no defined benefit plan or contractual commitment with any of its officers or directors as of June 30, 2009.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off Balance Sheet Arrangements

As of June 30, 2009 we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $3,928,861 as of December 31, 2008, which increased to $3,958,456 as of June 30, 2009. Our ability to continue as a going concern is subject to the ability of the Company to obtain the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of securities; (iii) establishing revenues from a suitable business opportunity; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company does not believe that the implementation of SFAS No. 165 will have a material impact on its consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2009 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Since the beginning or our development stage, our operations have resulted in a continuation of losses and an accumulated deficit which reached $3,958,456 as of June 30, 2009. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

Planktos Corp.	Date
/s/ Michael Jame Gobuty By: Michael James Gobuty Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	August 14, 2009

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