Form 10-Q
period 2009-09-30
PLANKTOS CORP
filed 2009-11-23
CIK 1076505

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

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

At November 20, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 84,751,838.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited)	4
Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and September 30, 2008 and the period from inception	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2009 and September 30, 2008and the period from inception	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	18
ITEM 4T. Controls and Procedures	18

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	19
ITEM 1A. Risk Factors	19
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 3. Defaults upon Senior Securities	22
ITEM 4. Submission of Matters to a Vote of Securities Holders	22
ITEM 5. Other Information	22
ITEM 6. Exhibits	22
Signatures	23
Index to Exhibits	24

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

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$438	$22,454

Total Current Assets	438	22,454

OTHER ASSETS
Net assets of discontinued operations	-	13

Total Other Assets	-	13

TOTAL ASSETS	$438	$22,467

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$48,418	$73,351
Advances payable – related parties	112,894	70,345

Total Current Liabilities	161,312	143,696

Net liabilities of discontinued operations	51,256	51,256

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, authorized 250,000,000 shares of $0.001 par value, issued and outstanding 84,751,838 at September 30, 2009 and 84,751,838 shares at December 31, 2008
	84,752	84,752
Additional paid-in capital	3,671,624	3,671,624
Deficit accumulated during development stage	(3,968,506)	(3,928,861)

Total Stockholders' Equity (Deficit)	(212,130)	(172,485)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	$438	$22,467

The accompanying condensed notes are an integral part of these consolidated financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS					From Inception
					(February 11, 2005
	For the Three Months Ended		For the Nine Months Ended		to September
	September 30		September 30		30, 2009)
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$ -	$ -	$ -	$ -	$ -
OPERATING EXPENSES
Bad debt expense	-	-	-	-	32,876
General and administrative	10,037	12,278	39,979	112,828	1,181,541
Research and development	-	-		-	-
Vessel operating expenses	-	-	-	-	-
Total Operating Expenses	10,037	12,278	39,979	112,828	1,214,417
LOSS FROM OPERATIONS	(10,037)	(12,278)	(39,979)	(112,828)	(1,214,417)
OTHER INCOME (EXPENSE)
Other income	-	-	-	1,685	11,119
Other income- related party	-	-	-	-	61,000
Interest income	-	-	-	3	3,522
Interest expense	-	-	-	(7,000)	(73,715)
Total Other Income (Expense)	-	-	-	(5,312)	1,926
NET LOSS BEFORE INCOME TAX	(10,037)	(12,278)	(39,979)	(118,140)	(1,212,491)
INCOME TAX EXPENSE	-	-	-	-	-
NET LOSS FROM CONTINUING OPERATIONS	(10,037)	(12,278)	(39,979)	(118,140)	(1,212,491)
GAIN (LOSS) ON DISCONTINUED OPERATIONS	(13)	1,061	334	(117,886)	(2,756,015)
NET LOSS	$ (10,050)	$ (11,217)	$ (39,645)	$ (236,026)	$ (3,968,506)
NET LOSS PER SHARE, CONTINUING
OPERATIONS	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
NET LOSS PER SHARE, DISCONTINUED
OPERATIONS	$ (0.00)	$ 0.00	$ 0.00	$ (0.00)
NET LOSS PER SHARE, BASIC AND
DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	84,751,838	84,751,838	84,751,838	84,751,838

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PLANKTOS CORP
(formerly Diatom Corporation)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS			From Inception
			(February 11, 2005)
	For the Nine Months Ended		to September
	September 30		30, 2009)
	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,645)	$(118,140)	$(1,212,157)
Adjustments to reconcile net loss to net cash
(Used) in operating activities:
Depreciation	-	-	35,745
Expenses paid through contribution of paid in capital	-	-	41,101
(Increase) decrease in prepaid expense& misc receivable	13	4,720	13
Increase (decrease) in accounts payable	(24,933)	(96,773)	143,856
Increase (decrease) in other liabilities	-	(3,242)	3,242
Increase (decrease) in accrued interest payable	-	-	32,614
Net Cash (Used in) Continuing Operating Activities	(64,565)	(213,435)	(955,586)
Net Cash (Used in) Discontinued Operating Activities	-	(362,939)	(3,001,415)
Net Cash (Used in) Operating Activities	(64,565)	(576,374)	(3,957,001)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	-	-	72,700
Discontinued operations	-	1,000,000	176,694
Net Cash (Used in) Investing Activities	-	1,000,000	249,394
CASH FLOWS FROM FINANCING ACTIVITIES:
Issued common stock for cash	-	-	2,877,085
Affiliate receivable	-	(200)	5,824
Affiliate payable	-	-	(5,824)
Proceeds from payable - related party	42,549	-	1,632,299
Loan principal repayments	-	-	(328,916)
Discontinued operations	-	(402,173)	(472,423)
Net Cash Provided by Financing Activities	42,549	(402,373)	3,708,045
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(22,016)	21,253	438
CASH AT BEGINNING OF PERIOD	22,454	56,560	-
CASH AT END OF PERIOD	$ 438	$ 77,813	$ 438
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

NON-CASH FINANCING AND INVESTING TRANSACTIONS

•	During 2005 the Company issued 78,711,311 shares of common stock to satisfy debt of $997,010.

•	During 2006 the Company converted $99,541 of accounts payable-related party to loan payable-related party.

•	During 2007 the Company issued 50,000 shares of common stock for services provided by one of our directors valued at $46,000.

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

The Company is a development stage company and is concentrating substantially all of its efforts in raising capital and defining its business operation in order to generate revenues.

During the fourth quarter of 2007 Planktos’ “iron-fertilization” prove out program was suspended and its operations were discontinued. In the first quarter of 2008 Planktos terminated all employees, liquidated substantially all of its assets and closed its Foster City, California office. As of September 30, 2009 a cumulative loss of $2,756,015 has been recognized as a loss in discontinued operations.

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

Development Stage Activities

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915 "Development Stage Entities", which was previously Financial Accounting Standards Board Statement No. 7 ("SFAS 7").

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the ASC 260, “Earnings per Share” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”). Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. For the nine months ended September 30, 2009 and fiscal year 2008, diluted net loss per share was the same as basic net loss per share as the common stock equivalents outstanding were considered anti-dilutive.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - CONTINUED

Fair Value Measurements

FASB ASC 820 “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

ASC 820 clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements.  The Company adopted the methods of fair value to value its financial assets and liabilities effective January 1, 2008 and, with respect to its non-financial assets and liabilities effective as of January 1, 2009, neither of which had a material impact on the Company’s financial statements.  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  ASC 820 establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, described below:

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

The Company does not have any assets or liabilities measured at fair value on a reoccurring basis at September 30, 2009. There were no fair value adjustments made during the period ended September 30, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Planktos, Inc.  All significant intercompany balances and transactions have been eliminated.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - CONTINUED

Provision for Taxes

The Company accounts for income taxes as outlined in the ASC 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2009.

Subsequent Events

On July 1, 2009, the Company adopted ASC 855, “Subsequent Events.” ASC 855 provides authoritative accounting and disclosure guidance for events occurring subsequent to the financial statement date. Prior to ASC 855, this subject was only addressed in the U.S. by existing auditing standards. The guidance in ASC 855 is similar to the existing guidance found in the auditing standards with some exceptions that are not intended to result in significant changes in the accounting and disclosure for subsequent events. For the Company’s unaudited condensed consolidated financial statements and related notes as of and for the three months and nine months ended September 30, 2009 contained in this Quarterly Report on Form 10-Q, the Company has evaluated subsequent events through November 23, 2009. This date is the issuance date of the financial statements and the date the Company’s Quarterly Report on Form 10-Q was electronically transmitted to the U.S. Securities and Exchange Commission.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES - CONTINUED

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

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

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has limited cash, no revenues, a negative working capital of $160,874, and an accumulated deficit since the inception of $3,968,506. These factors indicate that the Company may be unable to continue in existence. The Company is currently putting business plans in place which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans includes the following: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; and (3) obtaining loans and grants from various financial institutions, where possible. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

NOTE 4 – CAPITAL STOCK

Common Stock

There were no equity or stock option transactions for the nine months ended September 30, 2009.

Warrants

A summary of the Company’s warrants at September 30, 2009 and December 31, 2008 and the changes for 2009 are as follows:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise	Remaining
	Outstanding	Price	Life

Balance, December 31, 2008	5,525,000	$ 0.32	.04
Issued	-	-	-
Expired	(5,525,000)	0.32	-

Balance September 30, 2009	-	$ -	-

NOTE 5 – RELATED PARTY TRANSACTIONS

During the first nine months of 2009, $3,848 was paid to Regal RV Resorts, Inc. as repayment of loans payable – related party.

During the first nine months of 2009, $4,992 was advanced to the Company by Solar Energy Ltd. for audit fees.

During the first nine months of 2009, $41,405 was advanced to the Company by Maidon Services Limited for legal, accounting and audit fees.

These advances have no repayment terms and do not bear interest.

PLANKTOS CORP.
(A Development Stage Company)

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

NOTE 6 – DISCONTINUED OPERATIONS

In December 2007, the Company’s wholly owned subsidiary, Planktos Inc., suspended its Iron-Fertilization Prove-Out operations and initiated negotiations for the sale of the related assets (See Note 1).  Accordingly, this business component has been presented as discontinued operations within the consolidated financial statements in accordance with ASC 205 "Presentation of Financial Statements for Discontinued Operations" and ASC 360 "Impairment or Disposal of Long-Lived Assets ( Formerly FAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets” and EITF 03-13). As discussed in Note 1, Planktos Corp was engaged in research related to creation and sales of “Kyoto Protocol” certified emission reduction credits.

As of September 30, 2009 a cumulative loss of $2,756,015 has been recognized as a loss in discontinued operations.

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

NOTE 8 – SUBSEQUENT EVENTS

For the period ended September 30, 2009, there were no recognizable or non recognizable subsequent events except the following:

On November 18, 2009 the Company executed an agreement with Lagos Investments, Inc. whereby the Company agreed to sell its wholly owned subsidiary Planktos, Inc. to Lagos in exchange for an initial payment of $100,000 and in the event that Lagos is successful in commercializing any proprietary technology belonging to Planktos, an additional payment of $10,000,000. Lagos has not paid any of the recited consideration to date and the agreement is yet to be concluded.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2009.

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

Results of Operations

During the nine month period ended September 30, 2009 the Company was focused on (i) pursuing financing commitments to maintain operations, (ii) the search for a specific business opportunity, and (iii) satisfying continuous public disclosure requirements.

The Company has not generated revenues since inception.

Net Losses

For the period from inception until September 30, 2009 the Company incurred a net loss of $3,968,506. Net losses for the nine month period ended September 30, 2009 were $10,050 as compared to $11,217 for the nine month period ended September 30, 2008. The decrease in net losses can be attributed to a decline in general and administrative expenses in the current nine month period. General and administrative expenses include accounting expenses, professional fees, consulting fees, and costs associated with the preparation of disclosure documentation.

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

Capital Expenditures

The Company has expended no significant amounts on capital expenditures for the period from inception to September 30, 2009 except for an expenditure of approximately $800,000 on a research vessel in 2007 that has since been sold.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity. We have been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans.

The Company had a working capital deficit of $160,874 as of September 30, 2009. Our assets consisted of $438 in cash. Our current liabilities were $161,312 consisting of advances payable to related parties and accounts payable. Our net liabilities from discontinued operations were $51,256. Total stockholders' deficit in the Company was $212,130 as of September 30, 2009.

Cash flow used in operating activities was $3,957,001 for the period from inception to September 30, 2009. Cash flow used in operating activities for the nine month period ended September 30, 2009 was $64,565 as compared to $576,374 for the nine month period ended September 30, 2008. The decrease in cash flow used in operating activities over the comparable periods is due primarily to the discontinuation of our previous operating activities.

Cash flow provided by investing activities was $249,394 for the period from inception to September 30, 2009. There was no cash flow provided by investing activities for the nine month period ended September 30, 2009 as compared to $1,000,000 for the nine month period ended September 30, 2008 that can be attributed to the sale of our research vessel and related equipment.

Cash flow provided by financing activities was $3,708,045 for the period from inception to September 30, 2009. Cash flow used in financing activities for the nine month period ended September 30, 2009 was $42,549 as compared to cash flow used in financing activities of $402,373 for the nine month period ended September 30, 2008. Cash flow provided by financing activities in the current periods can be attributed to shareholder loans.

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

The Company had no lines of credit or other bank financing arrangements as of September 30, 2009.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors as of September 30, 2009.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off Balance Sheet Arrangements

As of September 30, 2009 we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Going Concern

The Company’s auditors have expressed an opinion as to our ability to continue as a going concern as a result of an accumulated deficit of $3,928,861 as of December 31, 2008, which increased to $3,968,506 as of September 30, 2009. Our ability to continue as a going concern is subject to the ability of the Company to obtain the necessary funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of securities; (iii) establishing revenues from a suitable business opportunity; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Stock-Based Compensation

We have adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this update will have no material affect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2009 there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Since the beginning or our development stage, our operations have resulted in a continuation of losses and an accumulated deficit which reached $3,968,506 as of September 30, 2009. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planktos Corp.	Date
/s/ Michael James Gobuty By: Michael James Gobuty Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	November 23, 2009

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